Form 10-Q
period 1995-03-03
GEODYNAMICS CORP
filed 1995-04-18
CIK 769409

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED MARCH 3, 1995

                         COMMISSION FILE NUMBER 0-15034


                         GEODYNAMICS CORPORATION
              Exact name of registrant as specified in its charter


        CALIFORNIA                                   95-2502865
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)



  21171 WESTERN AVENUE, SUITE 110, Torrance, California 90501
             (Address of principal executive offices)

                        (310)  782-7277
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  ( X )   NO  (   )


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class               Outstanding as of March 31, 1995
           Common Stock                  2,593,770 shares



                      This document is comprised of 13 pages

                     GEODYNAMICS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                                 March 3, 1995

                                    INDEX


                                                                            Page
Part I:     FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Condensed Consolidated Balance Sheets as of March 3, 1995
             (unaudited) and June 3, 1994                                    3-4

            Condensed Consolidated Statements of Income (unaudited) for
             the three months and nine months ended March 3, 1995 and          5
             March 4, 1994

            Condensed Consolidated Statements of Cash Flows (unaudited) for
             the six months ended March 3, 1995 and March 4, 1994            6-7

            Notes to Condensed Consolidated Financial Statements             8-9

  Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-11

Part II:    OTHER INFORMATION

  Item 4:   Submission of Matters to a Vote of Security Holders            12-13

  Item 6:   Exhibits and Reports on Form 8-K                                  13

            Signatures                                                        13


                                  --   Page 2  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000 omitted)

                                       ASSETS
                                                        (Unaudited)
                                                            March 3      June 3
                                                              1995         1994
                                                           ---------    ---------
CURRENT ASSETS
   Cash                                                      $1,665       $1,237
   Short-term investments                                     7,259        7,546
   Contract Receivables:
      Billed                                                 12,564        9,124
      Unbilled                                                1,220        3,140
   Prepaid expenses and other                                   807          973
                                                           ---------    ---------
      Total current assets                                   23,515       22,020
                                                           ---------    ---------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
   Equipment and leasehold improvements                      26,290       19,094
   Less accumulated depreciation and amortization           (15,835)     (14,188)
                                                           ---------    ---------
      Net equipment and leasehold improvements               10,455        4,906
                                                           ---------    ---------
OTHER ASSETS
   Noncurrent unbilled contract receivables                   1,041        1,041
   Investments                                                1,443        2,812
   Intangible Assets                                          2,224            0
   Other Assets                                                 956        1,077
                                                           ---------    ---------
      Total other assets                                      5,664        4,930
                                                           ---------    ---------
                                                            $39,634      $31,856
                                                           =========    =========

                                  --   Page 3  --

                       GEODYNAMICS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000 omitted)
                                     Continued

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        (Unaudited)
                                                            March 3      June 3
                                                              1995         1994
                                                           ---------    ---------
CURRENT LIABILITIES
   Accounts Payable                                          $3,132       $1,692
   Accrued Expenses                                           3,199        3,069
   Other current liabilities                                  1,060          545
                                                           ---------    ---------
      Total current liabilities                               7,391        5,306
                                                           ---------    ---------
LONG TERM LIABILITIES
   Deferred income taxes                                      1,716            0
   Long term debt and other                                     325          142
                                                           ---------    ---------
      Total long term liabilities                             2,041          142
                                                           ---------    ---------
SHAREHOLDERS' EQUITY
   Common stock, without par value:
      Authorized - 10,000,000 shares
      Outstanding - 2,585,000 at March 3, 1995
         and 2,230,000 shares at June 3, 1994                11,772        8,997
   Retained Earnings                                         18,429       17,414
   Foreign currency translation                                   1            0
   Less: notes receivable from sale of stock                      0           (3)
                                                           ---------    ---------
      Total shareholders' equity                             30,202       26,408
                                                           ---------    ---------

                                                            $39,634      $31,856
                                                           =========    =========

           The accompanying notes are an integral part of these statements

                                  --   Page 4  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                   Three Months Ended        Nine Months Ended
                                  March 3,    March 4,     March 3,     March 4,
                                    1995        1994         1995         1994
                                  --------    --------     ---------    ---------
REVENUES                          $16,556     $14,007       $44,319      $41,363
COSTS AND EXPENSES                 15,821      13,990        41,916       40,536

                                  --------    --------     ---------    ---------
     Income from Operations           735          17         2,403          827
                                  --------    --------     ---------    ---------
OTHER INCOME/(EXPENSE):
     Interest Income                  120          88           292          248
     Interest Expense                 (14)          0           (58)          (2)

                                  --------    --------     ---------    ---------
          Net Other                   106          88           234          246
                                  --------    --------     ---------    ---------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                   841         105         2,637        1,073

PROVISION FOR TAXES                   324          48         1,015          416

                                  --------    --------     ---------    ---------
NET INCOME                           $517         $57        $1,622         $657
                                  ========    ========     =========    =========


EARNINGS PER COMMON SHARE           $0.20       $0.02         $0.63        $0.28
                                  ========    ========     =========    =========


Weighted average number of
   common shares outstanding
   (Note 3)                         2,643       2,316         2,585        2,337
                                  ========    ========     =========    =========

           The accompanying notes are an integral part of these statements

                                  --   Page 5  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                           Nine Months Ended:
                                                           March 3,     March 4,
                                                             1995          1994
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $1,622         $657
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Cash effect of changes, net of the effects from
    acquired company
     Depreciation and amortization                            1,853        1,787
     Loss on retirement of capital assets                         1            0
     Nonqualified stock options, charged to operations           62          118
     (Increase) decrease in:
       Contract receivables                                    (418)        (867)
       Refundable income taxes                                  469         (939)
       Deferred expenses                                          0         (134)
       Prepaid expenses                                        (241)        (313)
       Other noncurrent assets                                   38            0
     Increase (decrease) in:
       Accounts payable                                         122         (840)
       Accrued Expenses                                         130          242
       Income tax liabilities                                    24            0
       Other liabilities                                       (283)           0
                                                           ---------    ---------
     Net cash provided by (used in) operating activities      3,379         (289)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to LCT, Inc.                                           0       (1,500)
     Purchases of short-term investments                     (2,158)      (6,712)
     Sales of short-term investments                          2,445        9,582
     Purchase of LCT, net of acquired cash of $1,319         (1,419)           0
     Employee loans, net                                        100          135
     Purchases of property and equipment                     (1,240)      (1,483)
                                                           ---------    ---------
     Net cash provided by (used in) investing activities     (2,272)          22
                                                           ---------    ---------

                                  --   Page 6  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                      Continued
                                                           Nine Months Ended:
                                                           March 3,     March 4,
                                                             1995          1994
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit borrowings                                  282            0
     Proceeds from exercise of common stock options
       and tax benefits related to stock options                117           21
     Repurchase of common stock                                (103)        (779)
     Cash dividends paid                                       (540)        (479)
     Foreign currency translation                                 1            0
     Long term subordinated debt                               (605)           0
     Payments on notes receivable from sale of stock              3           18
     Proceeds from employee stock purchase plan                 166           66
                                                           ---------    ---------
       Net cash (used in) financing activities                 (679)      (1,153)
                                                           ---------    ---------

Net increase (decrease) in cash                                 428       (1,420)
Cash at beginning of period                                   1,237        3,024
                                                           ---------    ---------
Cash at end of period                                        $1,665       $1,604
                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period - income taxes                $478       $1,290
     Cash paid during the period - interest                     $58           $2

The accompanying notes are an integral part of these statements

                                  --   Page 7  --

                        GEODYNAMICS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Note 1 -- Accounting Policies

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended June 3, 1994 included in the 1994 Annual Report to Shareholders. The Condensed Balance Sheet at
June 3, 1994 has been taken from the audited financial statements at that date and condensed.


Note 2 -- Investments

     The Company's short-term investments are stated at the lower of aggregate cost or market value and consist primarily of money market funds.

     On June 9, 1994 the Company acquired 100% of the stock of LaFehr and Chan Technologies, Inc, (LCT) for $5 million plus an earn-out amount to be determined by LCT's financial performance through December 31, 1995. The $5 million price was payable 1/2 in stock and 1/2 in cash, which resulted in the use of $2.5 million of cash and the issuance of 322,000 shares of common stock of Geodynamics Corporation. As part of the agreement, Geodynamics' $1.5 million loan to LCT was substantially repaid. The purchase price was allocated to the assets acquired based on fair market values. This allocation resulted in the recognition of $2.38 million of intangible assets, which are being amortized over useful lives ranging from 5 to 20 years.

Pro-forma information regarding LCT's revenue, profit, and per share earnings is not practicable because LCT's records were not maintained on a quarterly basis during fiscal 1994. Pro-forma results for the full fiscal year 1994 were presented in the Company's Report on Form 8-K, which was filed during the first fiscal quarterly period ended September 2, 1994.

In addition to LCT, noncurrent investments primarily include $1.2 million invested in ERDAS, Inc. In September 1993, the Company converted a portion of its loan to ERDAS to equity, raising the Company's holdings in ERDAS common stock from 14 percent to 19.5 percent. The remaining unconverted loan balance of approximately $115,000, plus an option, give Geodynamics the right to acquire up to a total of 25 percent of ERDAS common stock. This conversion does not alter the value of the Company's investment in ERDAS.

                                  --   Page 8  --

                        GEODYNAMICS CORPORATION AND SUBSIDIARIES
                                   NOTES (Continued)
                                      (Unaudited)


Note 3 -- Earnings per Common Share

     The following schedule summarizes the information used to compute earnings per common share. Fully diluted earnings per share did not vary significantly from primary earnings per share.

                                  (000 omitted)

                                  Three months ended         Nine months ended
                                   March 3,    March 4,     March 3,     March 4,
                                    1995        1994         1995         1994
                                  --------    --------     ---------    ---------
Net Income                           $517         $57        $1,622         $657
                                  ========    ========     =========    =========

Weighted average common
     shares outstanding             2,582       2,253         2,539        2,275

Dilutive effect of stock options      107          63            67           62

Weighted average shares used
     to compute earnings per      --------    --------     ---------    ---------
     common share                   2,689       2,316         2,606        2,337
                                  ========    ========     =========    =========


                                  --   Page 9  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues were $16.6 million and $44.3 million in the third quarter and first nine months, respectively, of fiscal 1995, compared with $14.0 million and $41.4 million, respectively, in the comparable periods of fiscal 1994.
The revenue improvements are due primarily to the acquisition of LCT, Inc., at the beginning of this fiscal year which contributed approximately $1.0 million to the quarter and almost $3.6 million to the nine-month period and did not exist in the prior year. Department of Defense (DOD) revenues also increased by approximately $1.5 million in the current quarter over comparable activities a year ago, due to a higher level of government contract activity. Largely as a result of the LCT acquisition, commercial (i.e., non-DOD) revenues now account for 10.4 percent of nine-month total revenues, compared with approximately
1.2 percent in the same period a year ago.

     Costs and expenses were $15.8 million and $41.9 million in the three-month and nine-month periods, respectively, of fiscal 1995. These represented increases of 13.1 percent and 3.4 percent, respectively, over the comparable periods of fiscal 1994. However, income from operations of $735,000 and $2.4 million, respectively, increased substantially from year-earlier totals of $17,000 and $827,000, respectively. Primarily, this improvement in profit margins is attributable to the near-elimination of operating losses from the Company's internally developed commercial activities. These efforts showed operating losses of approximately $100,000 in the nine months ended March 3, 1995, compared with operating losses of $1.6 million in the comparable period of fiscal 1994. In addition, the Company's overhead cost structure has improved significantly due to the reorganization from six operating units down to three divisions.

     Other income for the nine months of 1995 is down $12,000 from the prior year, due primarily to interest expenses incurred by LCT.

     Revenues for the remainder of fiscal 1995 are expected to be level or up slightly compared with fiscal 1994. Profitability, however, is expected to be significantly improved from the prior year. Backlog remains essentially unchanged from the end of fiscal 1994.

     The number of average shares outstanding during the first nine months of 1995 increased by 11.5 percent from the prior year. This increase represents the issuance of approximately 322,000 shares of common stock for the acquisition of LCT, Inc., partially offset by the net effect of common stock repurchases during the year. More shares could be issued for LCT under an earnout provision, based on higher revenues and profitability during the two-year period ending in December, 1995.

    As a result of the vote held for directors at the shareholders meeting on February 16, 1995, three new directors have been elected to replace a like number of previous incumbents. The change followed a proxy contest initiated by a shareholder, Mr. Alney A. Baham (see Part II, Item 4, below). The Company incurred expenses to defend against Mr. Baham's efforts which resulted in court approved sanctions against Mr. Baham. The amount of related legal expenses to


                                  --   Page 10  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)

date is in the moderate 6 figure amount. The amount of future such expenses is indeterminate at this time. The company is attempting to reach a settlement on open issues that would limit any ongoing financial impact.

CAPITAL RESOURCES AND LIQUIDITY

     The consolidated balance sheet as of March 3, 1995 includes the Company's LCT subsidiary acquired at the beginning of the current fiscal year, and is compared with the June 3, 1994 fiscal year-end balance sheet without LCT. Consolidated cash and short-term investments at March 3, 1995 were $8.9 million, up slightly from $8.8 million at June 3, 1994. These cash resources are net of approximately $2.5 million which was paid in cash for the acquisition of LCT during the year. Accounts receivable at the end of the first nine months of fiscal 1995 were $14.8 million, representing an aging of 82 days, down from 87 days at June 3, 1994.

     Current unbilled contract receivables have declined to $1.2 million from $3.1 million at June 3, 1994. Billings throughout the first nine months of the current year have been based on projected year-end overhead rates. These projected rates are slightly higher than actual rates through the first nine months, causing billings to be higher relative to revenue during this period. Actual rates are increasing slightly, and the relative balance between billings and revenues is expected to be more closely in balance by year-end.

     At March 3, 1995, net equipment and leasehold improvements had risen to $10.5 million from $4.9 million at the preceding year-end, reflecting the acquisition of LCT. Deferred income taxes of $1.7 million included $1.5 million from the acquisition.

     The balance sheet continues to be strong, with a current ratio of 3.2 to 1 as of March 3, 1995 and only $182,000 of long-term debt. The Company maintains an $8 million unsecured bank line of credit. As of March 3, 1995, advances of $282,000 were outstanding under this line, which was being used for working capital by LCT.

                                  --   Page 11  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION

     Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Shareholders of Geodynamics Corporation was held on February 16, 1995.  The following matters were voted upon:

(b)     Election of Directors:  Seven Directors were elected from among the following nominated individuals, with cumulative votes as indicated:

                   (1)     W. Richard Ellis           1,467,295
                   (1)     Frederick K. Evans         1,455,575
                   (1)     Donald L. Haas             1,455,575
                           Delbert H. Jacobs             12,420
                   (1)     Thomas R. LaFehr           1,467,296
                   (1)     Robert L. Paulson          1,467,295
                   (1)     Richard P. Smith           1,467,295
                           Alney A. Baham                   -0-
                   (1)     Michael E. Edleson         2,741,905
                           Bruce J. Gordon               17,900
                           James W. Montgomery              -0-
                           Frederick Y. Pearson             -0-
                           Will Stackhouse                  -0-
                           Thomas D. Taverney            17,900

              (1)   Elected to Board

As described in the press release attached as an exhibit to this Form 10-Q, two of Geodynamics' slate of directors subsequently resigned and were replaced by two of the Baham nominees, Bruce J. Gordon and Will
Stackhouse. Directors Edleson and Gordon had been named as additional defendants in the proxy contest litigation initiated by the Company against Messrs. Baham and Strong. The Company subsequently voluntarily dismissed the litigation against Messrs. Edleson and Gordon, and the Company has no claims against either of those persons with respect to the proxy contest.

(c)     Other matters voted upon at the meeting were :

               -   Approval of the Company's 1994 Employee Stock Bonus Plan

                           Votes for:     1,269,785
                           Votes Against:   238,325
                           Abstained:       173,911

               -   Approval of the appointment of Arthur Andersen & Co. as
                       independent public accountants for 1995 :

                           Votes for:     1,642,204
                           Votes Against:    10,499
                           Abstained:        29,318

                                  --   Page 12  --

                      GEODYNAMICS CORPORATION AND SUBSIDIARIES


(d)     The Company has entered into settlement discussions with Alney A.
           Baham and William Strong with respect to the resolution of matters relating to Mr. Baham's proxy solicitation; these discussions and any resulting agreement are subject to the approval of Geodynamics'
           Board of Directors, which has not yet been secured.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:
          Press release.

(b)  Reports on Form 8-K
          None





                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              GEODYNAMICS CORPORATION

DATE:      4/14/95           By:  /s/ David P. Nelson

                                  David P. Nelson, Vice President,
                                  Chief Financial Officer, and duly
                                  authorized to sign on behalf of registrant

DATE:      4/14/95           By:  /s/ Robert G. Cook

                                  Robert G. Cook, Corporate Controller
                                  and Chief Accounting Officer

                                  --   Page 13  --