Form 10-K
period 1995-06-02
GEODYNAMICS CORP
filed 1995-08-31
CIK 769409

SECURITIES AND EXCHANGE COMMISSION
                               UNITED STATES
                           Washington D.C. 20549
                                 FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	                 For the fiscal year ended: June 2, 1995

                                     OR

[     ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File Number 0-15034

                                    GEODYNAMICS CORPORATION
                         (Exact name of registrant as specified in its charter)

           California                  					95-2502865
(State or other jurisdiction of 	                            (I.R.S. employer
incorporation or organization)                            identification number)

                  21171 Western Avenue, Suite 110, Torrance, California 90501
                              (Address of principal executive office)

                                        (310) 782-7277
                      (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12 (b) of the Act: (None)

    Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on July 31, 1995, computed with reference to the final quotation of such stock as reported in the NASDAQ National Market System for July 31, 1995 was $25,187,356 for 2,457,303 shares.

As of the close of business on July 31, 1995, the registrant had outstanding 2,636,808 shares of common stock, without par value.

                      Documents Incorporated By Reference

Portions of the registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be held on November 16, 1995 are incorporated by reference in Part III of this report.


PART I

ITEM 1.	BUSINESS

Geodynamics Corporation and subsidiaries (Geodynamics or the Company) provides information engineering services primarily to Government customers. The majority of revenues (approximately 89% in fiscal 1995) are from contracts with the Department of Defense (DoD). The Company provides these services to DoD customers engaged in three major systems areas: command, control, communications, computers and intelligence (C4I) (pronounced "C-fourth-I") systems; weapons systems; and space systems. Non-DoD revenues are primarily in support of petroleum exploration and Geographic Information Systems (GIS).

On June 2, 1995, Geodynamics had contracts, including task orders, with intelligence, military and civil agencies of the U.S. Government and Government prime contractors. Due to the highly restricted nature of the Company's work, many of its contracts cannot be described in this report.

The Company acquired LaFehr and Chan Technologies, Inc. (LCT) in June 1994, the beginning of the current fiscal year. LCT has offices in Houston, Texas and London, England, and has approximately 40 employees. It provides software and data interpretation services for oil and mineral exploration, marine gravity and airborne data acquisitions. LCT operates the largest marine gravity meter fleet in the world. Certain of its meters are also used to perform airborne gravity surveys.

In January 1995, the Company established a wholly-owned subsidiary, Geodynamics Services Corporation (GSC) to provide
GIS activities.


Business Areas

Although the acquisition of LCT has provided some new business areas for the Company, Geodynamics' main business remains in the analysis, specification, design, development and integration management of information systems for C4I, weapons, and space projects. The Company's services in these areas include mission planning, systems engineering technical analysis, performance analysis of existing and planned programs, determination of requirements for new systems and technologies design, development, and integration of commercial off-the-shelf (COTS) software and custom software.


C4I Systems

C4I systems provide military leaders with the capability to manage and control intelligence collection and weapons during peacetime, crises, and military conflict. Intelligence systems provide the battlefield commander with situation assessments and pre- and post-strike information on opposing forces. In addition, selected C4I systems degrade the capability of an adversary to perform all of those critical functions.

There are a variety of C4I systems. Data collection systems provide indications and warnings of attack, and strike and damage assessment information. Command and control systems support military planning, plus monitoring and execution of operations. Communications systems provide rapid, accurate and secure exchange of information among all users. Navigation and position fixing systems support the deployment of friendly forces, the planning and execution of force operations, and facilitate the accurate delivery of military supplies. Electronic warfare and electronic countermeasure systems are employed to disrupt the performance of enemy weapons and C4I systems and to protect U.S. systems from similar disruptions.

The Company is currently in the process of bidding for renewal of its contract with the TENCAP office of the Air Force Space Command which requires support in the planning and management of tactical exercises, intelligence requirements management, mission assessment analysis, and prototype systems for support of operational forces. This contract accounted for $8.7 million of revenue for fiscal year 1995.


Weapons Systems

The Company is engaged in the development of an improved mission planning capability for the F-15 and F-16 aircraft. This effort involves the use of multispectral imagery for determining optimum mission routes to avoid enemy defensive missiles and yet achieve high probability of mission success.

Geodynamics is involved in the development of the Air Force Space Command's Space Warfare Center (SWC) which is tasked with assessing how space systems can most effectively support the war fighter. This involves mission planning, execution, simulation of resources and assessment of effectiveness.


Space Systems

Use of data from space systems in preparation for military operations is part of the forces doctrine. The Company is providing systems engineering and development support to a customer for re-engineering a large classified command and control system. The Company has a long history of performance analysis for space systems using highly complex modeling and simulation tools.


Services

The Company's technical expertise in the above business areas relate to systems engineering, custom applications software development, and, more recently, the field of application and integration of COTS software. Special areas of emphasis include the development of complex gravity field modeling for non-seismic oil exploration, modeling of vehicle subsystems, development, operations and maintenance of ground station command and control systems, guidance system analysis, sensor platforms and space systems support to the warfighter. Geodynamics' other skills include development of algorithms relating to mission planning, signal processing, image processing, message handling, orbit and trajectory determination, telemetry data analysis, digital cartographic, GIS, and linkage analysis. The latter provides the capability to associate any class of objects (people, organizations, or events) with any other object class, and is used in a number of classified government organizations to detect highly sophisticated criminal or fraudulent activity.


Systems Engineering

The Company provides systems engineering services directly to U.S. Government intelligence and military agencies and indirectly through government prime contractors. Geodynamics' systems engineering capabilities encompass all phases of a project, from initial concept definition through system operations. Its services may include: 1) analysis of initial program objectives to establish system performance requirements to guide system design activity; 2) review of the availability of equipment and systems and assessment of the technical feasibility of their application or adaptability to satisfy system performance requirements; 3) development and application of computer simulations of complex systems and "real world" environments to evaluate system effectiveness and validate requirements; 4) preparation of test plans, supervision of tests, analysis of test data, and preparation of test reports for the entire system, and 5) system operations.

The Company also provides independent verification and validation of software systems to aid the customer in evaluating the acceptability of those systems. As part of this effort the Company will verify and validate the design, development and implementation of such software to ascertain that the required objectives are satisfactorily met for each phase of operation.


Applications Software

Geodynamics designs and develops custom applications software which allows the customer to expedite the investigation of highly analytical problems pertaining to intelligence and military applications. In many cases, such software is provided in connection with the Company's systems engineering services to meet customer requirements.

Geodynamics has developed and delivered turn-key computer systems which consist of specifically-designed hardware systems purchased from third party hardware vendors and packaged with custom applications software developed by the Company. While turn-key emphasis has pertained to mid-size and minicomputers, significant recent emphasis has involved microprocessor capability, particularly as it applies to planning and exploitation workstation development.

The Company and its LCT subsidiary have developed a unique software applications package to separate aircraft accelerations from true gravity variations in support of airborne gravity measurements for petroleum and minerals exploration.


Gravity and Magnetic Applications

Through LCT, the Company provides sophisticated gravity and magnetic data acquisition products and services to the international energy, mining, engineering and environmental industries. These services include marine, land and airborne geophysical data acquisition, processing and interpretation. In 1995, LCT acquired the marine gravity and magnetic assets of a significant provider of marine gravity and magnetic data acquisition and processing services.


Customers

Geodynamics provides services primarily to the U.S. Government. U.S. Government customers include the Defense Intelligence Agency, the National Security Agency and other intelligence agencies, various segments of the U.S. Air Force, the U.S. Army, the U.S. Navy, and United and Specified Commands of the Joint Chiefs of Staff.

Among the Company's U.S. Air Force customers are the Air Staff, Space and Missile Center, Space Command, Western Space and Missile Center, and the Electronic Systems Center. The Company acts as a subcontractor to such government prime contractors as Lockheed Martin Corporation, Loral, Hughes Information Technology Company, and Texas Instruments.

LCT's exploration company customers include Geco-Prakla, Western
Geophysical, Digicon, and a number of oil companies including
British Petroleum, Japan National Oil Company, Amoco, Mobil,
Phillips, and Saudi Aramco.

For the year ended June 2, 1995, contracts with the U.S. Air
Force accounted for 33.8% of the Company's revenues and subcontracts with Loral accounted for 13.6% of revenues. No other single customer accounted for more than 10% of fiscal 1995 revenues.


U.S. Government Contracts

Substantially all of Geodynamics' revenues have been derived from contracts with intelligence and military agencies of the U.S. Government and from subcontracts with U.S. Government prime contractors. The revenues and income of the Company could be materially affected by changes in government procurement policies or a reduction in government expenditures for services of the type provided by the Company. The Company's business is performed under cost reimbursement, fixed price and fixed rate time and materials contracts.

Cost reimbursement contract types include cost plus fixed fee, cost plus incentive fee and cost plus award fee contracts.
These contracts provide for reimbursement of costs to the extent allocable, allowable and funded under applicable regulations, and payment of a fee, which may either be fixed by the contract (cost plus fixed fee) or variable, based on actual performance within specified limits for such factors as cost, technical performance, and management (cost plus incentive fee) or the customer's subjective evaluation of the Company's work (cost plus award fee). Under U.S. Government regulations, certain costs, including financing costs, are not reimbursable.

Under fixed price contracts, the Company agrees to perform certain work for a fixed price; under a fixed rate time and materials contract, the customer agrees to pay a specific rate per labor hour for each particular service to be performed.

Greater risks are involved under fixed price contracts than under cost reimbursement contracts or time and material contracts because in fixed price contracts the Company assumes responsibility for providing the specific products or services regardless of the actual costs incurred.

The following table gives the approximate percentage of the Company's revenues realized from the basic types of contracts during the fiscal years indicated:

                                                  Year Ended
                                  -------------------------------------------
                                  June 2, 1995 	 June 3, 1994    May 28, 1993
                                  ------------   ------------    ------------
U.S. Government Defense Contracts:
     Cost Reimbursement              49.1%          51.1%           51.4%
     Fixed Price                      7.3%           9.6%           10.5%
     Fixed Rate Time and Materials   32.9%          37.1%           37.2%
                                    ------         ------          ------
                                     89.3%          97.8%           99.1%
Non-Defense Revenue                  10.7%           2.2%            0.9%
                                    ------         ------          ------
                                    100.0%         100.0%          100.0%
                                    ======         ======          ======

Contract costs for services or products supplied to government agencies, including allocated indirect costs are subject to audit and adjustment. The Company's contract costs have been audited by the Defense Contract Audit Agency through fiscal 1988. Contract costs for periods subsequent to fiscal 1988 have been recorded at amounts which are expected to be realized upon final settlement.

The Company's U.S. Government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as for cause in the event of default). In the event of a convenience termination, the customer generally is obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. The Company has never had a contract terminated for cause.

A termination or substantial curtailment of the U.S. Government programs under which Geodynamics holds contracts could have an adverse effect upon the Company's revenues, income, and backlog.

Long-term U.S. Government contracts generally are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

Backlog

At June 2, 1995, Geodynamics' backlog was $101 million, approximately $3 million higher than at the end of the prior fiscal year. Backlog includes unexercised options which, in the Company's opinion, will be exercised; however, there is no assurance that such options will be exercised. All of the Company's contracts reflected in this backlog are subject to termination for convenience of the customer. See "Business--U.S. Government Contracts", and "Management's Discussion and Analysis".

Marketing

Geodynamics' marketing activities are conducted principally by its senior management and by its professional staff of engineers, scientists and analysts. Geodynamics also prepares proposals in response to government requests for proposals.

Competition

Most of the business areas in which Geodynamics is involved are competitive, and require highly skilled and experienced technical personnel with high levels of U.S. Government security clearances. Recent changes in U.S. Government procurement policies have increased emphasis on competitive bidding, a trend the Company anticipates will continue. There are many companies which compete in the service areas in which the Company is engaged, some of which have significantly greater financial and personnel resources.

Government Security Clearances

Geodynamics' ability to maintain its current business base and to grow in the future is based in part on its ability to provide employees and facilities which meet rigorous U.S. Government security requirements. The Company employs a Corporate Security Director as well as a resident Security Representative at each of its operational divisions. Each division has a continuing program to meet applicable security requirements and to maintain employee awareness of the paramount need for compliance with security requirements.

Patents and Technical Data

The Company does not consider patent protection to be significant to its current operations. The U.S. Government has proprietary rights to the technical data, including software products, which result from Geodynamics' services under U.S.
Government contracts or subcontracts.   In the case of
subcontracts, the prime contractor may also have certain rights to such technical data.

Employees

A majority of the technical staff holds advanced degrees in the primary areas of math, physics, electrical and mechanical engineering, and business. The Company's employees are generally required to have high level U.S. Government security clearances to operate under the Company's contract efforts on behalf of the Government.

At June 2, 1995, Geodynamics employed 473 full-time employees, including 367 in systems engineering and software development and energy services, 27 in corporate management and administration, and 79 in support staff. The numbers reflect an increase of approximately 6% from the levels reported for the previous year. The increase is primarily a result of the purchase of LCT, net of a decrease of approximately 8% for the remainder of the Company.

The Company's employees are not represented by any labor union.
The Company believes that its employee relations are good, and it has not experienced any labor disputes or work stoppages.

Executive Officers

Certain information with respect to the Executive Officers of the Company at the end of fiscal 1995 who are not Director nominees of the Company is set forth below:

   Name 	             Age 	          Position
- -------------------   ---  ----------------------------------------------
Kwok Chan              42 	President and CEO of LCT
Robert G. Cook         49 	Controller, Assistant Corporate Secretary
Joanne M. Dunlap       45 	Vice President, Administrative Services
                              and Corporate Secretary
Paul J. Henrikson      51 	Vice President
A. Ronald Jacobsen     59 	Vice President & General Manager, Western Division
M. Carolyn Mihara      57 	Executive Assistant to the President and CEO
David P. Nelson        54 	Vice President/Finance, Chief Financial Officer
Patrick J. Reynolds    53 	Corporate Contracts Manager
Jack F. Scherrer       49 	Vice President & General Manager, Eastern Division
Richard P. Smith       58 	Vice President & General Manager, Central Division
Harry W. Utter         48 	General Manager, Geodynanmics Services Corporation


Kwok Chan

Dr. Kwok Chan is President and Co-founder of LCT, a wholly-owned subsidiary of Geodynamics Corporation. Formerly, he was Senior
Geophysicist of Edcon Incorporated of Denver, Colorado.

Dr. Chan received a Bachelor of Science, a Master of Science and a Ph.D., all in Engineering Geoscience at the Department of Materials Science and Engineering, University of California at
Berkeley.

Robert G. Cook

Mr. Cook joined the Company in 1989 as Controller. In 1990, he was also named Assistant Corporate Secretary. From 1988 through 1989, until he joined the Company, Mr. Cook performed consulting and contract work in the accounting field, and from 1985 through 1988, he was Accounting Manager for Power Up! Software Corporation.

Mr. Cook is a Certified Public Accountant and holds a Bachelor's degree in Accounting, and a Masters of Business
Administration from Santa Clara University.

Joanne M. Dunlap

Ms. Dunlap joined the Company in 1984 as the Corporate Personnel
Manager. In October 1988 she also assumed the duties of Corporate Secretary and in 1990 she was named Vice President, Administrative Services.

Ms. Dunlap holds a Bachelor's degree in Business from Alma
College and a Masters of Business Administration from Central
State University of Oklahoma. Ms. Dunlap completed post-graduate work at the University of Oklahoma.

Paul J. Henrikson

Mr. Henrikson joined the Company in 1979 as Department Head of the Advanced Technology and Applications Department. In 1982 Mr. Henrikson was named associate Site Director. In 1994, Mr. Henrikson was appointed Corporate Director of Advanced Programs and in 1995, he was appointed Vice President.

Mr. Henrikson received his Bachelors degree in Engineering and Applied Physics from Harvard University and a Masters degree in Electrical Engineering from the University of Minnesota.

A. Ronald Jacobsen

Mr. Jacobsen joined the company in 1977 as Vice President and Site Manager of the Los Angeles facility. In May 1984, he became Vice President of Business Development; in 1990 he assumed the title of Vice President, Corporate Advanced Programs and in 1994 he was appointed Vice President and General Manager, Western Division.

Mr. Jacobsen has a Bachelor of Science degree in Physics from Northern Illinois University.

M. Carolyn Mihara

Ms. Mihara joined the Company in 1990 and has served as an Executive Assistant to the Chairman of the Board, President and Chief Executive Officer since that time.

Ms. Mihara graduated from the Mary Dalton Frye Secretarial
College and holds a Bachelor of Science degree in Business
Management from Pepperdine University.

David P. Nelson

Mr. Nelson joined the Company in 1990 as Vice President/Finance and Chief Financial Officer. Previously, Mr. Nelson was Senior
Vice President, Chief Financial Officer for Perceptronics, Inc.
for six years.

Mr. Nelson holds Bachelor's and Master's degrees in Economics from the University of California at Los Angeles.

Patrick J. Reynolds

Mr. Reynolds joined the Company in December 1991 as Corporate Contracts Manager. He was previously employed by McDonnell Douglas Electronic Systems Company, Northrop Corporation, Trident Data Systems, Hughes Aircraft Company and the United States Air Force as a Contracting Officer. Mr. Reynolds has a Bachelor's degree in Business Administration from the University of Iowa.

Jack F. Scherrer

Mr. Scherrer joined the Company in 1985 as a Member of the Professional Staff. In August 1985, Mr. Scherrer was named as
Program Manager for the ORB Program and in 1994 he was appointed
General Manager, Eastern Division.

Mr. Scherrer received his Bachelor's degree in Physics from Thomas More College and a Master's degree in Physics from the University of Dayton.

Richard P. Smith

Mr. Smith is a Corporate Vice President and Division General Manager for the Company's Central Division headquartered in Colorado Springs, Colorado. He joined the Company as a member of the professional staff in June 1982 after a successful career in the United States Air Force where he served as a communications and intelligence officer and educator. He established the first Air Force all-source tactical collection management capability in Europe and was a key participant in fielding the Air Force Wargaming Center as part of the Air University Complex. Mr. Smith initially supported the development of the Denver Regional business base and opened the Colorado Springs office in July 1983. As General Manager of the Central Division, he has been a major influence in government-wide Tactical Applications of National Capabilities (TENCAP) support to global military operations.

Mr. Smith holds a Bachelor of Science degree in Education from Montana State University and a Master's in Business
Administration from Auburn University.

Harry W. Utter

Mr. Utter joined the Company in 1989 as Program Manager for the Midwest Region. In 1992 he became the Director of Corporate New Business Development and was appointed General Manager of the Commercial Division in 1994. Previously, Mr. Utter served in the United States Air Force where he was a Lieutenant Colonel and Director of Contract Management. His Air Force career was spent in acquisition of space systems.

Mr. Utter holds a Bachelor of Science degree in Engineering
Management form the United States Air Force Academy and a
Masters of Business Administration Management from the
University of California at Los Angeles.

ITEM 2.  PROPERTIES

Geodynamics maintains the following facilities aggregating approximately 225,000 square feet:


                        Current Square      Year Facility
    Facility                Footage          Established      Security Level
- ---------------------   --------------      -------------     --------------
Santa Barbara, CA (2)      18,356             1968 	              --

Washington, D.C.           54,036             1977 	          Top Secret

Torrance, CA               52,994             1977 	          Top Secret

Sunnyvale, CA              22,600             1981 	          Top Secret

Denver, CO                 10,795             1982 	          Top Secret

Colorado Springs, CO       33,321             1984              Top Secret

Hanover, MD                10,575             1984              Top Secret

Gaithersburg, MD            1,050             1989             Unclassified

Tampa, FL                   3,933             1993              Top Secret

Hampton, VA                 6,156             1993              Top Secret

Houston, TX                 9,892             1994             Unclassified

London, England             1,730             1965             Unclassified

All of the Company's facilities are leased from unaffiliated third parties. The lease expiration dates range from December 1995 to September 2000. The leases for these facilities, with one exception, have renewal options ranging from one to five years. The Company has made significant leasehold improvements to most of its facilities in order to meet U.S. Government security requirements. The aggregate annual rent for these facilities for the fiscal year ended June 2, 1995 was approximately $2.6 million. The Company believes that its facilities are adequate and suitable for the conduct of its current operations.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings which are material to the business or financial condition of the Company.

In the Company's third quarter Form 10-Q filed April 17, 1995, the results of a contested shareholder election were described. The costs involved in the election of approximately $1 million are believed to be reimbursable costs under its contracts with the Government. Subsequent to that time, and in order to resolve litigation surrounding the proxy contest preceding the shareholder election, the Company entered into a Settlement Agreement with Alney A. Baham to pay him the total sum of approximately $328,000, and subsequently granted him two 5-year options, one for 10,000 shares at a price of $8.00 per share, and one for 10,000 shares at a price of $10.00 per share. The price of Geodynamics' stock at the date these options were approved was $8.75 per share. The Company also entered into a Settlement Agreement with William Strong and Mason Hill Asset Management, Inc. and delivered a 2-year stock option to Mr. Strong for 20,000 shares at a price of $8.75 per share (the price of Geodynamics' stock when the settlement was authorized). Each settlement agreement included mutual releases by the parties.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal year 1995 to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5.	MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "GDYN". As of July 31, 1995, there were approximately 404 holders of record of the Company's common stock (exclusive of shares held in street names) and the closing price of the common stock was $10.25. The Board of Directors has approved a quarterly dividend policy. Pursuant to this policy, dividends totaling $.28 per share were declared during both fiscal 1994 and 1995.

Quarterly stock price data for the two years ended June 2, 1995 was as follows:

              First Quarter 	Second Quarter   Third Quarter   Fourth Quarter
              -------------   --------------   -------------   --------------
 FY 95:
    High         $8 1/4          $8 1/4           $9 1/4          $9 1/2
    Low           6 1/2           6                7               7 1/2
 FY 94:
    High          9 1/4           9 1/4            9 1/4           9 1/2
    Low           8 1/4           8 1/4            7 3/4           7 3/4


ITEM 6. SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:  (thousands, except per-share data)

	                                                           Year Ended
                             ------------------------------------------------------------------------
                             June 2, 1995   June 3, 1994   May 28, 1993   May 29, 1992   May 31, 1991
                             ------------   ------------   ------------   ------------   ------------
 Revenues                         $60,770        $54,823        $57,696        $58,424        $62,114
 Costs and expenses                57,937         53,734         55,017         55,487         56,817
                             ------------   ------------   ------------   ------------   ------------
 Income from operations             2,833          1,089          2,679          2,937          5,297
 Other income                         312            351            288            395            278
                             ------------   ------------   ------------   ------------   ------------
 Income before provision
   for income taxes                 3,145          1,440          2,967          3,332          5,575
 Provision for income taxes         1,227            555          1,019          1,271          2,100
                             ------------   ------------   ------------   ------------   ------------
 Net income                       $ 1,918        $   885        $ 1,948        $ 2,061        $ 3,475
                             ============   ============   ============   ============   ============
 Earnings per common share        $   .73        $   .38        $   .80        $   .77        $  1.22
                             ============   ============   ============   ============   ============
 Weighted average number of
   common shares outstanding        2,630          2,327          2,428          2,689          2,856
                             ============   ============   ============   ============   ============
 Cash dividends per common
   share                          $   .28        $   .28        $   .28        $   .28        $   .25
                             ============   ============   ============   ============   ============

BALANCE SHEET AND OTHER DATA: (thousands)

Working capital                   $15,738        $16,634        $18,405        $17,331           $19,918
Long-term liabilities               1,872            142            305          1,135             1,507
Shareholders' equity               30,456         26,408         26,820         26,334            27,962
Total assets                       40,640         32,279         32,722         34,352            38,920


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following tables set forth for the periods indicated the percentages which selected items in the statements of income bear to revenues and the annual percentage change of the dollar amounts of such items for the period indicated.

                                         Percentage of Revenues
                                              	 Year Ended
                              ---------------------------------------------
                             	June 2, 1995     June 3, 1994    May 28, 1993
                              ------------     ------------    ------------
Revenues                            100.0%           100.0%          100.0%
Costs and expenses                   95.3             98.0            95.4
Income from operations                4.7              2.0             4.6
Income before provision for
  income taxes                        5.2              2.6             5.1
Provision for income taxes            2.0              1.0             1.7
Net income                            3.2              1.6             3.4


                                                   Percentage Change
                                                       Year Ended
                                               -----------------------------
                                               June 2, 1995    June 3, 1994
                                               ------------    ------------
Revenues                                               10.8%         (5.0)%
Costs and expenses                                      7.8          (2.3)
Income from operations                                160.1         (59.4)
Income before provision for income taxes              118.4         (51.5)
Provision for income taxes                            121.1         (45.5)
Net income                                            116.7         (54.6)


Year Ended June 2, 1995 as Compared with Year Ended June 3, 1994
- ----------------------------------------------------------------

Revenues for fiscal 1995 increased to $60.8 million, a 10.8% increase over the $54.8 million reported in fiscal year 1994. The increase is primarily the result of the consolidation of LCT, the Company's wholly-owned subsidiary which was acquired at the beginning of the current fiscal year. LCT's revenues for the current fiscal year were $5.2 million. In addition, the Company's core DoD business contributed an increase of 3% of revenues compared to the prior fiscal year.

Costs and expenses for fiscal year 1995 were $57.9 million, as compared with $53.7 million in the prior fiscal year. Income from operations and the operating margin in fiscal year 1995 improved to $2.8 million and 4.7%, respectively, from the fiscal year 1994 comparable figures of $1.1 million and 2.0%. Net costs involved in the contested shareholder election were approximately $1 million and are believed to be reimbursable costs under the Company's contracts with the U.S. Government. A decrease in operating losses incurred by non-DoD development activities, from $2.4 million in fiscal 1994 to $.7 million in fiscal 1995, is primarily responsible for the improvement. In fiscal 1996, no further losses are expected from these activities, which have been substantially curtailed, and the Company does not presently anticipate initiating any new activities of this nature.

At the beginning of fiscal 1995, the Company acquired 100% of the stock of LCT for $5 million plus an earnout amount to be determined by LCT's financial performance through December 31, 1995. The $5 million was payable 1/2 in stock and 1/2 in cash, which resulted in use of $2.5 million cash and the issuance of 322,000 shares of Geodynamics stock.

LCT conducts gravity and magnetic surveys around the world and provides related products and services. For the current fiscal year, LCT reported revenues of $5.2 million compared with $5.7 million for fiscal 1994, which was not consolidated, since it was pre-acquisition. Net profit was $60,000 compared with $71,000 in fiscal 1994. Net income in fiscal 1995 reflected $105,000 of pre-tax charges due to the amortization of assets written up with respect to purchase accounting for the acquisition. Fiscal 1995 revenues and profits were below expectation due to lower actual performance from marine and gravity surveys.

The Company anticipates that the additional earnout amount, to be payable 1/2 in stock and 1/2 in cash, will range between $1.0 million and $3.5 million depending on revenues and profit margins for the two-year period ending December 31, 1995. There is no assurance that the final amount, which will be subject to audit, will be within this range.

Backlog at June 2, 1995 was $101 million, approximately 3% higher than the $98 million reported at June 3, 1994.


Year Ended June 3, 1994 as Compared with Year Ended May 28, 1993
- ----------------------------------------------------------------

Revenues for fiscal 1994 were $54.8 million down 5.0% from the $57.7 million in fiscal 1993. Of this decrease, approximately $3.6 million was from the Company's DoD business while non-DoD (commercial) business provided a $700,000 increase. The DoD revenue reduction was due primarily to the continuing contraction of military spending and the reduction or termination of military programs which impacted a number of the Company's contracts, including one program being terminated.

Costs and expenses in fiscal 1994 were $53.7 million, down from $55.0 million in the prior fiscal year. The resulting income from operations in fiscal 1994 was $1.1 million, down nearly 60% from the $2.7 million in fiscal 1993. The operating margin was 2.0% in fiscal 1994, down from 4.6% in the prior year. Income from operations included $3.5 million from DoD business, representing a 6.5% margin on revenue in the current year versus income from operations of $3.3 million in fiscal 1993 with a margin of 5.8%. Non-DoD business showed net expenditures (primarily for research and development) of approximately $2.4 million in fiscal 1994 including sales of $1.2 million. In the prior year commercial business incurred net expenditures of approximately $600,000 including revenues of approximately $500,000.

Backlog at June 3, 1994 was $98 million, down from $102 million at May 28, 1993, representing a 4% reduction.



CAPITAL RESOURCES AND LIQUIDITY

Cash and short-term investments of $8.2 million at the end of fiscal 1995 were down from the $8.8 million in the prior fiscal year. This decrease is primarily the result of the net cash impact of the LCT acquisition and of purchases of equipment, net of numerous cash sources (see Consolidated Statements of Cash Flows). Contracts receivable were $15.4 million, up from the $13.6 million at the end of fiscal 1994; this represented aging at 93 days, as compared with 91 days for 1994. The Company's working capital position decreased due to the consolidation of LCT; the current ratio at June 2, 1995 was 2.9 to 1, compared with 3.9 to 1 at June 3, 1994. The Company's investment in ERDAS, Inc. remains at $1.2 million, representing a 19.5% interest in outstanding ERDAS stock. For the year ended December 31, 1994, ERDAS reported revenues of $11,828,000 and a net profit of $433,000. As of June 2, 1995, there were short-term borrowings by LCT under the Company's $8 million unsecured line of credit totaling $747,000, guaranteed by the parent company, to provide working capital for LCT.

Subsequent Event

On June 8, 1995, the Company announced that it had retained the investment banking firm of A.G. Edwards & Sons, Inc. to review the options available to maximize shareholder value, including the possible sale of the Company. On August 21, 1995 the Company also announced that this process was continuing, but that there had been no decision concerning the sale of the Company. The Company is continuing in this process.

Effect of Inflation

Geodynamics believes that during the past three years inflation has not had a material impact on operations, since approximately one-half of its revenues were derived from cost reimbursement contracts and most of the balance has been derived from fixed price contracts which are bid with inflation factors assumed in the pricing.



                                 PART II


ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are included in
Part II, Item 8:

Report of Independent Public Accountants

Consolidated Balance Sheets at June 2, 1995 and June 3, 1994

Consolidated Statements of Income for the Years Ended
   June 2, 1995, June 3, 1994, and May 28, 1993

Consolidated Statements of Shareholders' Equity for the Years
   Ended June 2, 1995, June 3, 1994, and May 28, 1993

Consolidated Statements of Cash Flows for the Years Ended
  	June 2, 1995, June 3, 1994, and May 28, 1993

Notes to Consolidated Financial Statements




ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Geodynamics Corporation:

We have audited the accompanying consolidated balance sheets of GEODYNAMICS CORPORATION (a California corporation) and subsidiaries as of June 2, 1995 and June 3, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 2, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geodynamics Corporation and subsidiaries as of June 2, 1995 and June 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended
June 2, 1995 in conformity with generally accepted accounting principles.



                                   		ARTHUR ANDERSEN LLP



Los Angeles, California
July 28, 1995


                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     June 2,          June 3,
                                                      1995 	           1994
                                                   -----------      -----------
ASSETS
Current Assets:
   Cash                                            $ 2,310,000      $ 1,237,000
   Short-term investments                            5,862,000        7,546,000
   Receivables :
     Contracts, including current portion of
        unbilled receivables of $1,910,000 in
        1995 and $3,483,000 in 1994                 14,524,000       12,607,000
     Current portion of employee loans                  26,000          142,000
   Refundable income taxes                                 ---          430,000
   Deferred income taxes                               513,000              ---
   Prepaid expenses and other                          815,000          401,000
                                                   -----------      -----------
     Total current assets                           24,050,000       22,363,000
                                                   -----------      -----------

Equipment  and  Leasehold  Improvements,  at  cost:
   Computer and test equipment                      20,073,000       11,511,000
   Office furniture and equipment                    4,367,000        3,963,000
   Leasehold improvements                            3,658,000        3,620,000
                                                   -----------      -----------
                                                    28,098,000       19,094,000
   Less accumulated depreciation and amortization  (16,615,000)     (14,188,000)
                                                   -----------      -----------
      Net equipment and leasehold improvements      11,483,000        4,906,000
                                                   -----------      -----------
Other Assets:

   Noncurrent unbilled contract receivables            920,000        1,041,000
   Investments                                       1,277,000        2,812,000
   Goodwill, net of amortization of $75,000          1,425,000              ---
   Other intangible assets, net of amortization of
      $916,000 in 1995 and $209,000 in 1994          1,080,000          750,000
   Employee loans receivable, net of current
      portion                                          171,000          175,000
   Deferred income taxes                                   ---         	 80,000
   Other noncurrent assets                             234,000          152,000
                                                   -----------      -----------
      Total other assets                             5,107,000        5,010,000
                                                   -----------      -----------

                                                   $40,640,000      $32,279,000
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

                  GEODYNAMICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (continued)

                                                     June 2,          June 3,
                                                      1995             1994
                                                   -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Accounts payable                                $ 2,907,000      $ 1,692,000
   Accrued expenses :
      Payroll and payroll related                    1,167,000          937,000
      Benefit plans                                    157,000          602,000
      Vacation                                       1,905,000        1,530,000
   Dividends payable                                   182,000          156,000
   Income taxes payable                                137,000             ----
   Deferred income taxes                                  ----          469,000
   Current portion of long-term debt                    54,000             ----
   Line of credit                                      747,000             ----
   Deferred revenue                                    246,000             ----
   Contract billings in excess of revenues             810,000          343,000
                                                   -----------      -----------
         Total current liabilities                   8,312,000        5,729,000
                                                   -----------      -----------

Long-Term Liabilities:
   Long-term debt, net of current portion              163,000             ----
   Deferred income taxes                             1,570,000             ----
   Deferred lease obligations and other                139,000          142,000
                                                   -----------      -----------
         Total long-term liabilities                 1,872,000          142,000
                                                   -----------      -----------
Commitments and Contingencies

Shareholders' Equity:

   Common stock, without par value:
      Authorized - 10,000,000 shares
      Outstanding - 2,605,000 shares at
         June 2, 1995 and 2,230,000 shares
         at June 3, 1994                            11,910,000        8,997,000
   Retained earnings                                18,542,000       17,414,000
   Foreign currency translation                          4,000             ----
   Less notes receivable from sale of stock               ----           (3,000)
                                                   -----------      -----------
         Total shareholders' equity                 30,456,000       26,408,000
                                                   -----------      -----------

                                                   $40,640,000      $32,279,000
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                          For the Years Ended
                                -----------------------------------------
                                  June  2, 	     June 3,   	    May 28,
                                   1995           1994            1993
                                -----------    -----------    -----------
Revenues                        $60,770,000    $54,823,000    $57,696,000
Costs and expenses               57,937,000     53,734,000     55,017,000
                                -----------    -----------    -----------
   Income from operations         2,833,000    	 1,089,000      2,679,000
                                -----------    -----------    -----------
Other income (expense):
   Interest income                  383,000        366,000        306,000
   Interest expense                 (71,000)       (15,000)       (18,000)
                                -----------    -----------    -----------
      Net other income              312,000        351,000        288,000
                                -----------    -----------    -----------
Income before provision for
   income taxes                   3,145,000      1,440,000      2,967,000

Provision for income taxes        1,227,000        555,000      1,019,000
                                -----------    -----------    -----------
   Net income                    $1,918,000       $885,000     $1,948,000
                                ===========    ===========    ===========

Earnings per common share             $0.73          $0.38          $0.80
                                ===========    ===========    ===========
Weighted average number of
   common shares outstanding      2,630,000      2,327,000      2,428,000
                                ===========    ===========    ===========

Cash dividends per common share       $0.28          $0.28          $0.28
                                ===========    ===========    ===========

	The accompanying notes are an integral part of these consolidated statements.

                    GEODYNAMICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                           Notes
                                        Common Stock                          Foreign    Receivable      Total
                                   ------------------------     Retained     Currency     from Sale  Shareholders'
                                     Shares        Amount       Earnings    Translation   of Stock      Equity
                                   ----------    ----------    -----------  -----------  ----------  -------------
Balance, May 29, 1992               2,419,000    $9,399,000    $16,982,000        $0      $(47,000)   $26,334,000
Payments of notes receivable from
   sale of common stock                   ---           ---            ---       ---        25,000         25,000
Exercise of stock options and tax
   benefits related to stock
   options                              4,000  	     25,000            ---       ---           ---         25,000
Nonqualified stock options charged
   to operations                          ---  	    127,000            ---       ---           ---        127,000
Cash dividends on common stock            ---           ---       (666,000)      ---           ---       (666,000)
Repurchases of common stock          (110,000)     (443,000)      (530,000)      ---           ---       (973,000)
Net income                                ---           ---      1,948,000       ---           ---      1,948,000
                                   ----------    ----------    -----------  -----------  ----------   ------------
Balance, May 28, 1993               2,313,000  	  9,108,000     17,734,000         0       (22,000)    26,820,000
Payments of notes receivable from
   sale of common stock                   ---           ---            ---       ---        19,000         19,000
Exercise of stock options and tax
   benefits related to stock
   options                             19,000  	     87,000            ---       ---           ---         87,000
Nonqualified stock options charged
   to operations                          ---  	    157,000            ---       ---           ---        157,000
Cash dividends on common  stock           ---           ---       (631,000)      ---           ---       (631,000)
Repurchases of common stock          (119,000) 	   (482,000)      (574,000)      ---           ---     (1,056,000)
Employee stock purchase shares
   issued                              17,000  	    127,000            ---       ---           ---        127,000
Net income                                ---           ---        885,000       ---           ---        885,000
                                   ----------    ----------    -----------  -----------  ----------   ------------
Balance, June 3, 1994               2,230,000     8,997,000     17,414,000         0        (3,000)    26,408,000
Shares issued for LCT, Inc.
   acquisition                        322,000     2,500,000            ---       ---           ---      2,500,000
Payments of notes receivable from
   sale of common stock                   ---           ---            ---       ---         3,000          3,000
Exercise of stock options and tax
   benefits related to stock
   options                             32,000       177,000            ---       ---           ---        177,000
Nonqualified stock options charged
   to operations                          ---        78,000            ---       ---           ---         78,000
Cash dividends on common stock            ---           ---       (747,000)      ---           ---       (747,000)
Repurchases of common stock           (15,000)      (63,000)       (43,000)      ---           ---       (106,000)
Employee stock purchase shares
   issued                              36,000       221,000            ---       ---           ---        221,000
Foreign currency translation              ---           ---            ---     4,000           ---          4,000
Net income                                ---           ---      1,918,000       ---           ---      1,918,000
                                   ----------   -----------    -----------  -----------  ----------   ------------
Balance, June 2, 1995               2,605,000   $11,910,000    $18,542,000    $4,000            $0    $30,456,000
                                   ==========   ===========    ===========  ===========  ==========   ============


The accompanying notes are an integral part of these consolidated statements.

                  GEODYNAMICS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 	    For the Years Ended
                                                 --------------------------------------
                                                   June 2,      June 3,       May 28,
                                                    1995         1994           1993
                                                 ----------   -----------   -----------
Cash flows from operating activities:
   Net income                                    $1,918,000   $   885,000   $	1,948,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Cash effect of changes, net of the
         effects from acquired company:

         Depreciation and amortization            3,476,000     2,462,000     2,293,000
         Loss on retirement of capital assets        39,000       188,000           ---
         Nonqualified stock options charged to
            operations                               90,000       157,000       127,000
         Deferred income taxes                   (1,092,000)       24,000       (89,000)
         Loss on investments                         31,000           ---           ---
         (Increase) decrease in:
             Contract receivables, net             (227,000)      381,000     3,257,000
             Refundable income taxes                430,000      (430,000)    1,554,000
             Prepaid expenses and other            (351,000)      (70,000)      206,000
             Other noncurrent assets                (56,000)      159,000      (208,000)
         Increase (decrease) in:
             Accounts payable                      (103,000)       38,000    (1,033,000)
             Accrued expenses                       148,000       (28,000)      (88,000)
             Income taxes payable                   137,000      (319,000)     (642,000)
             Deferred lease obligations and other       ---      (163,000)     (257,000)
                                                 ----------   -----------   -----------
Net cash provided by operating activities         4,440,000     3,284,000     7,068,000
                                                 ----------   -----------   -----------
Cash flows from investing activities:
   Loans to LCT, Inc.                                   ---    (1,612,000)          ---
   Purchases of short-term investments           (2,277,000)  (10,392,000)  (11,428,000)
   Sales of short-term investments                3,961,000    10,323,000     8,708,000
   Purchase of LCT, net of acquired cash of
      $1,319,000                                 (1,419,000)          ---           ---
   Employee loans, net 	                            120,000       (67,000)      140,000
   Purchases of equipment and leasehold
      improvements                               (3,299,000)   (1,550,000)   (1,679,000)
   Additions to other intangible assets            (156,000)     (313,000)     (428,000)
Net cash used in investing activities            (3,070,000)   (3,611,000)   (4,687,000)


The accompanying notes are an integral part of these consolidated statements.

                    GEODYNAMICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                         	For the Years Ended
                                                 --------------------------------------
                                                  June 2,       June 3,       May 28,
                                                    1995          1994          1993
                                                 ----------   -----------   -----------
Cash flows from financing activities:
   Line of credit borrowings                        747,000           ---           ---
   Proceeds from exercise of common stock
      options and tax benefits related to
      stock options                                 177,000        87,000        25,000
   Repurchases of common stock                     (106,000)   (1,056,000)     (973,000)
   Cash dividends paid 	                           (721,000)     (637,000)     (673,000)
   Foreign currency translation                       4,000           ---           ---
   Long-term debt                                  (622,000)          ---           ---
   Payments on notes receivable from sale
      of stock                                        3,000        19,000        25,000
   Proceeds from employee stock purchase plan       221,000       127,000           ---
                                                 ----------   -----------   -----------
Net cash used in financing activities              (297,000)   (1,460,000)   (1,596,000)
                                                 ----------   -----------   -----------

Net increase (decrease) in cash                   1,073,000    (1,787,000)      785,000
Cash at beginning of year                         1,237,000     3,024,000     2,239,000
                                                 ----------   -----------   -----------
Cash at end of year                              $2,310,000    $1,237,000    $3,024,000
                                                 ==========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period - income taxes    $1,704,000    $1,290,000      $659,000
   Cash paid during the period - interest           $89,000       $15,000       $18,000


The accompanying notes are an integral part of these consolidated statements.


GEODYNAMICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Line of Business

Geodynamics Corporation and subsidiaries (Geodynamics or the Company) provides information engineering services and products for Government, commercial and international customers. The Company provides these services to programs in several major systems areas: command, control, communications, computers and intelligence systems; strategic weapons systems; space systems; and commercial products. For the year ended June 2, 1995, approximately 89% of the Company's revenues have been derived from contracts with intelligence and military agencies of the U.
S. Government and government prime contractors. 33.8 percent of the Company's fiscal 1995 revenues were derived from contracts with a U.S. Government agency, and 13.6 percent were derived from subcontracts with a government prime contractor.

Basis of Consolidation

On June 2, 1995 and for the year then ended, the consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiaries LaFehr and Chan Technologies, Inc. (LCT) and Geodynamics Services Corporation
(GSC). Statements for the two fiscal years ended June 3, 1994 include only the accounts of Geodynamics Corporation. All material intercompany accounts and transactions in fiscal 1995 have been eliminated.

Revenue Recognition

Contract revenues are recorded under the percentage-of-completion method of accounting, primarily on the basis of costs incurred to total estimated costs. Unbilled contract receivables represent revenues recognized under the percentage-of-completion method but not yet billed to customers.
 Noncurrent unbilled contract receivables are not expected to be billable during the succeeding twelve-month period, under retainage provisions in the contracts. Contract billings in excess of revenues represent certain contracts for which billings exceed revenues recognized under the percentage-of-completion method.

In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to income. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Certain government agencies have audited the Company's contract costs through the fiscal year ended June 3, 1988. Subsequent years remain open for audit.

Short-term Investments

Short-term investments are stated at market value, which equals cost, and consist of money market funds. For purposes of the statements of cash flows, the Company does not consider its short-term investments as cash equivalents.

Non-current Investments

Non-current investments include $1,200,000 invested in ERDAS, Inc. In September 1993, the Company converted a portion of its loan to ERDAS to equity, raising the Company's holdings in ERDAS common stock from 14 percent to 19.5 percent. Conversion of the remaining loan balance of $115,000, plus exercise of an option, would permit the Company to acquire up to a total of 25% of ERDAS common stock through July 31, 1996.

ERDAS performed services for and paid royalties to the Company amounting to $3,054,000 and $175,000, respectively, for the year ended June 2, 1995. These services and royalties were not material during the two years ended June 3, 1994.

The Company acquired 100% of the stock of LCT on June 9, 1994.
The price, payable 1/2 in stock and 1/2 in cash, was $5,000,000 plus an earn-out amount to be determined by LCT's financial results through December 31, 1995. The purchase price has been allocated to the assets acquired based on their estimated fair value at the acquisition date. The portion of the purchase price allocated to intangible assets, including goodwill, was $2,380,000. As part of the agreement, Geodynamics' previous $1,500,000 loan to LCT was substantially repaid. The accompanying consolidated financial statements as of June 2, 1995, include the results of operations of LCT since the acquisition date. At June 3, 1994, the loan to LCT of $1,500,000 was included in investments.

Fiscal 1994 proforma results reflect revenues of $60,502,000, net income of $760,000, and earnings per share of $0.29. This unaudited proforma revenue and earnings data for the year ended June 3, 1994 reflects combined results of operations of fiscal 1994 after giving effect to certain adjustments, including amortization of intangibles, depreciation, and reduction of interest income and related tax effects as if the acquisition occurred on May 29, 1993. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination occurred on May 29, 1993 or which may occur in the future.

Equipment and Leasehold Improvements

Depreciation of equipment is provided using primarily accelerated methods over the estimated useful lives of the assets, ranging from three to ten years. Residual values of 50% of acquisition cost are assumed for gravity meters; all other assets have none. Leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the remaining life of the related lease.

The Company follows the policy of capitalizing expenditures which materially increase asset lives and charging ordinary maintenance and repairs to operations as incurred. Maintenance and repairs expense totaled $497,000, $343,000, and $364,000 for the years ended June 2, 1995, June 3, 1994, and May 28, 1993, respectively. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in income.

Earnings Per Common Share

Earnings per common share are computed by dividing net income available for common shareholders by the weighted average number of common shares and common share equivalents (consisting of common stock options) outstanding during the periods. Fully diluted earnings per share did not vary significantly from primary earnings per share. The following summarizes the information used to compute earnings per common share:

                                                                  Year Ended
                                 	             --------------------------------------------
                                                 June 2, 1995    June 3, 1994    May 28, 1993
                                                 ------------    ------------    ------------
Net income available for common shareholders       $1,918,000      $  885,000      $1,948,000
                                                 ============    ============    ============
Weighted average common shares outstanding          2,544,000       2,267,000       2,395,000
Dilutive effect of stock options                       86,000          60,000          33,000
                                                 ------------    ------------    ------------
Weighted average shares used to compute
   earnings per common share                        2,630,000       2,327,000       2,428,000
                                                 ============    ============    ============

Foreign Currency Translation

The assets and liabilities for LCT's UK operations are translated into U.S. dollars using currency exchange rates at year-end. Income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in shareholders' equity. During the twelve months ended June 2, 1995, the UK operations generated revenues of approximately $705,000 and operating income of $215,000.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

2.	INCOME TAXES

Effective May 29, 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. This change had a minimal effect on the Company's financial statements.

Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the net deferred income tax liability at June
2, 1995 and June 3, 1994 are as follows:

                                                   1995           1994
                                               -----------    -----------
Short-term deferred income taxes:

Assets:

   Accrued vacation                            $   585,000    $   471,000
   Self-insurance                                  187,000        182,000
   Leases                                           45,000         61,000
   Net operating loss carryforward                 123,000            ---
   Other                                            61,000         38,000
                                               -----------    -----------
      Total deferred assets                      1,001,000        752,000
                                               -----------    -----------
Liabilities:
   Prepaid rent                                   (110,000)       (96,000)
   Long-term contracts                            (378,000)    (1,125,000)
                                               -----------    -----------
                                                  (488,000)    (1,221,000)
                                               -----------    -----------
Net short-term deferred tax asset (liability)   $  513,000    $  (469,000)
                                               ===========    ===========
Long-term deferred income taxes:

Assets:

   Depreciation                                $   298,000    $   243,000
   Deferred compensation                           148,000        135,000
   Leases                                           45,000         56,000
   Other                                            55,000            ---
                                               -----------    -----------
                                                   546,000        434,000
                                               -----------    -----------
Liabilities:

   Long-term contracts                            (388,000)      (354,000)
   Goodwill                                     (1,728,000)           ---
                                               -----------    -----------
                                                (2,116,000)      (354,000)
                                               -----------    -----------

Net long-term deferred tax asset (liability)   $(1,570,000)   $    80,000
                                               ===========    ===========

The components of the provision for income taxes for the three years ended June 2, 1995 are as follows:


                       	Current       Deferred        Total
                      ----------    ------------    ----------
1995:
  Federal             $1,907,000    $   (847,000)   $1,060,000
  State                  417,000        (250,000)      167,000
                      ----------    ------------    ----------
                      $2,324,000    $ (1,097,000)   $1,227,000
                      ==========    ============    ==========
1994:
  Federal             $  432,000    $     24,000    $  456,000
  State                   99,000              --        99,000
                      ----------    ------------    ----------
                      $  531,000    $     24,000    $  555,000
                      ==========    ============    ==========
1993:
  Federal             $1,634,000    $   (761,000)   $  873,000
  State                  344,000        (198,000)      146,000
                      ----------    ------------    ----------
                      $1,978,000    $   (959,000)   $1,019,000
                      ==========    ============    ==========

A reconciliation of income taxes at the statutory federal income tax rate and the provision for income taxes is as follows:

                                                           Year Ended
                                -----------------------------------------------------------------
                                   June 2, 1995  	    June 3, 1994 	          May 28, 1993
                                -------------------     -----------------     -------------------
                                  Amount      	% 	   Amount       %         Amount        %
                                ----------    -----     --------    -----     ----------    -----
Expected federal tax            $1,069,000     34.0     $490,000     34.0     $1,009,000     34.0
State tax, net of federal tax
   benefit                         110,000      3.5       59,000      4.1         96,000      3.2
Tax exempt interest and
   dividend income                 (10,000)     (.3)      (4,000)     (.3)        (9,000)     (.3)
Other items                         58,000      1.8       10,000       .7        (77,000)    (2.6)
                                ----------    -----     --------    -----     ----------    -----
                                $1,227,000     39.0     $555,000     38.5     $1,019,000     34.3
                                ==========    =====     ========    =====     ==========    =====

Net operating loss carryforwards of approximately $333,000 expire in 2008.

3.	LINE OF CREDIT AND LONG-TERM DEBT

Geodynamics has an $8,000,000 unsecured line of credit agreement with a bank which expires November 1995. Borrowings under the agreement bear interest at the bank's reference, offshore or fixed rate. At June 2, 1995, borrowings (advances to LCT, guaranteed by parent company) under this line were $747,000 and the interest rate was 9.25%. The weighted average interest rate in fiscal 1995 was 8.97%. There were no borrowings under this line in prior years since 1991. The agreement requires the Company to maintain certain financial ratios and a minimum tangible net worth of $24,500,000. As of June 2, 1995, the Company was in compliance with such covenants.

Long-term debt consists of the following loans made to LCT by its then largest shareholders prior to Geodynamics' acquisition of LCT:

                                                               June 2, 1995    June 3, 1994
                                                               ------------    ------------
11.25% Subordinated Note Payable to shareholder, due 1999          $209,000             ---
6.0% Unsecured Note Payable to former shareholder, due 1996           7,000             ---
6.0% Subordinated Note Payable to former shareholder, due 1997        1,000             ---
                                                               ------------    ------------
                                                                    217,000             ---
Less current maturities                                             (54,000)            ---
                                                               ------------    ------------
                                                                   $163,000             ---
                                                               ============    ============

Long-term debt matures as follows: $54,000 in 1996, $53,000 in 1997, $58,000 in 1998, and $52,000 in 1999.

4.	LEASE COMMITMENTS

The Company has operating leases for facilities and equipment expiring at various dates though September 2000, with certain rights of extension. Certain facility leases provide initial periods during which the Company is not required to make rent payments. For these leases the Company has prorated the cost over the life of the leases. The rent expense under operating leases was approximately $2,645,000, $2,716,000, and $2,825,000 for the years ended June 2, 1995, June 3, 1994,  and May 28,
1993, respectively.

Minimum annual lease payments under all noncancelable leases are due as follows:

Fiscal year:
1996           $2,852,000
1997            2,159,000
1998            1,787,000
1999            1,266,000
2000              696,000
Thereafter        158,000


Commitments under the facility lease agreements also extend, in most instances, to property taxes, insurance and maintenance.

5.	BENEFIT PLANS

The Company has defined contribution retirement plans which cover substantially all of its employees. Under the terms of the plans, contributions are made to a trust at the discretion of the Company's Board of Directors. The Company also has a money purchase pension plan covering substantially all of its employees and contributes ten percent of the total qualifying compensation of all eligible participants.

Contributions under all plans were approximately $2,435,000, $2,650,000, and $2,581,000 for the years ended June 2, 1995,
June 3, 1994, and May 28, 1993, respectively.

In addition, the Company has an incentive compensation plan for certain key employees, pursuant to which cash bonuses are paid as determined by the Board of Directors. Expenses under this plan were approximately $71,000, $85,000, and $101,000 for the years ended June 2, 1995, June 3, 1994, and May 28, 1993, respectively.

6.	CAPITAL TRANSACTIONS

Preferred Stock

The Company has two classes of preferred stock with 2,035,000 shares authorized and none outstanding as of June 2, 1995 and June 3, 1994.

Common Stock Options

At June 2, 1995, 656,000 shares of common stock were reserved for issuance under two incentive stock option plans for key employees. Options outstanding under these plans are exercisable over a period of five years and were issued at the fair market value at the date of grant.

At June 2, 1995, 139,000 shares of common stock were reserved under various nonqualified stock option plans. The Company has made various grants under these plans at below the then-current market price. Such options are generally exercisable at 20% per year. The difference between the exercise price and the fair market value at the grant date is amortized as compensation expense over the vesting period.

During fiscal year 1995, the Company adopted a director stock purchase option plan. This plan allows for options to vest in 20% increments through June 1, 1999. These director options are included in the following table as Nonqualified Stock Options.

Information relative to common stock options is as follows:

                                    Incentive Stock Options    Nonqualified Stock Options
                                   -------------------------   --------------------------
                                    Number                      Number
                                   of Shares    Option Price   of Shares     Option Price
                                   ---------    ------------   ---------     ------------
Shares under option, May 29, 1992    494,000     $8.50-16.38      94,000      $2.00- 6.00
Options granted                        3,000      7.00- 7.38      32,000             5.00
Options canceled                     (50,000)     9.00-16.38      (1,000)            6.00
Options exercised                         --              --      (4,000)      2.00- 6.00
                                   ---------    ------------   ---------     ------------
Shares under option, May 28, 1993    447,000      7.00-16.38     121,000       2.00- 6.00
Options granted                       13,000      8.25- 9.00      60,000             6.00
Options canceled                     (87,000)     9.00-15.88     (14,000)            6.00
Options exercised                         --              --     (19,000)      2.00- 6.00
                                   ---------    ------------   ---------     ------------
Shares under option, June 3, 1994    373,000      7.00-16.38     148,000       2.00- 6.00
Options granted                      188,000            6.00     243,000       3.00-12.00
Options canceled                     (69,000)     6.00-12.88      (6,000)            6.00
Options exercised                         --              --     (32,000)      3.00- 6.00
                                   ---------    ------------   ---------     ------------
Shares under option, June 2, 1995    492,000     $6.00-16.38     353,000      $2.00-12.00
                                   =========    ============   =========     ============

As of June 2, 1995, options to purchase 428,000 common shares were exercisable. The vesting of certain options accelerates if the Company has a change in control.

Common Stock Purchase Plans

Under the Company's long-term stock purchase plan, the Company sold shares of common stock to employees at fair market value. As permitted under this plan, the purchasers paid for these shares with notes bearing interest at 10 percent per annum, payable in 40 equal quarterly principal installments. The amount of the related notes receivable as of June 2, 1995 and June 3, 1994 is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets. No shares were issued during the three years in the period ended June 2, 1995. There are no additional shares available for issuance under this plan at June 2, 1995.

In fiscal 1994, the Company initiated an Employee Stock Purchase Plan, under which employees may elect to have cash withheld currently from their paychecks to buy shares of Company stock at 85% of market price on predetermined quarterly purchase dates. The plan is available to substantially all employees, and expires 10 years from the date of adoption. As of June 2, 1995, 53,000 shares had been issued under this plan and 77,000 additional shares were available for future subscription by employees.

In February 1995, the Company adopted the 1994 Employee Stock
Bonus Plan. The plan covers all salaried employees and officers. The Company reserved 100,000 shares of stock for this plan and no shares had been issued at June 2, 1995.

7.	SIGNIFICANT FOURTH QUARTER EVENTS

In connection with a proxy contest and related changes in management, the Company entered into various agreements with two former employees. The settlements included cash payments and certain additional employee benefits, the effect of which has been reflected in the accompanying consolidated financial statements.

The Company also entered into a 20 month employment agreement with its new president. This agreement provides for a minimum guaranteed salary if the officer is terminated prior to December 31, 1996 as well as a sign-on bonus, cash distribution bonus, operations and performance bonuses. The agreement also includes stock options, some of which become immediately exercisable upon a change in control. The sign-on bonus as well as the income statement effect of the options have been reflected in the accompanying consolidated financial statements.

8.	CONTINGENCIES

The Company from time to time is involved in disputes in the normal course of business. While the outcome of such disputes can never be predicted with certainty, in the opinion of management none of the open matters at June 2, 1995 will have a material effect on its financial statements.

Subsequent to year-end the Company entered into employee retention agreements with certain key members of management. These agreements provide for a cash bonus upon a change in control as well as severance pay and other employee benefits payable upon termination related to a change in control.

In connection with the purchase of meters from a company which is now a customer, LCT entered into an agreement to provide a credit of 50 percent off the standard meter rental on future business with this customer. Accruals for expected costs in connection with this transaction have been recorded, and approximately $726,000 in credits are outstanding which, when utilized, will result in break-even operating margins on those jobs.

9.	BUSINESS SEGMENT REPORTING

Geodynamics Corporation has two lines of business, Department of Defense (DoD) contracting and non-DoD services. The following table summarizes certain financial data by industry segment as of June 2, 1995 and for the year then ended. Comparative data for years prior to fiscal 1995 have been omitted because such data are not meaningful. Geographic area information is omitted because it is not significant.

                                   DoD           Non-DoD      Consolidated
                       	        Contracts       Services         Totals
                               ------------    -----------    -------------
Segment  Data :
Revenues                        $54,246,000     $6,524,000      $60,770,000
Income (loss) from operations     3,491,000       (658,000)       2,833,000
Identifiable  assets             27,922,000     12,718,000       40,640,000
Depreciation and amortization     2,893,000        583,000        3,476,000
Capital expenditures                964,000      2,335,000        3,299,000


10.	QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly results as previously reported on Form 10-Q: (in thousands except for per-share data)

                                                         Fiscal Year 1995
                                            -------------------------------------------
                                             First      Second       Third      Fourth
                                            Quarter     Quarter     Quarter    Quarter
                                            -------     -------     -------     -------
Revenues                                    $13,144     $14,619     $16,556     $16,451
Income from operations                          812         856         735         430
Income before provision for income taxes        859         937         841         508
Net income                                  $   528     $   577     $   517     $   296
Earnings per common share                   $   .21     $   .22     $   .20     $   .10

                                                         Fiscal Year 1994
                                            -------------------------------------------
                                    	   First      Second       Third      Fourth
                                            Quarter     Quarter     Quarter     Quarter
                                            -------     -------     -------     -------
Revenues                                    $12,568     $14,788     $14,007     $13,460
Income from operations                          411         399          17         262
Income before provision for income taxes        480         488         105         367
Net income                                  $   298     $   302     $    57     $   228
Earnings per common share                   $   .13     $   .13     $   .02     $   .10


                             PART III

Pursuant to General Instruction G(3) to Form 10-K, the information called for by items 10, 11 and 12 is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

See the information under the caption "Election of Directors" as set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on November 16, 1995, which is incorporated herein by reference. Also, see Item I,
Part I, of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

See the information under the caption "Executive Compensation" as set forth in the Company's Proxy Statement for its 1995
Annual Meeting of Shareholders to be held on November 16, 1995, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under the caption "Security Ownership of Certain Management Beneficial Owners and Management" as set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on November 16, 1995, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                  PART IV



ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (A)  Financial Statements:

        (1) Financial Statements

            The following Financial Statements are included in Part II, Item 8:

               Report of Independent Public Accountants

               Consolidated Balance Sheets at June 2, 1995 and June 3, 1994

               Consolidated Statements Of Income for the Years Ended June 2,
                  1995, June 3, 1994, and May 28, 1993

               Consolidated Statements of Shareholders' Equity for the Years
                  Ended June 2, 1995, June 3, 1994, and May 28, 1993

               Consolidated Statements of Cash Flows for the Years Ended June 2,
                  1995, June 3, 1994, and May 28, 1993

               Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

               Financial statement schedules have been omitted because they are not applicable, not required, or the required information has been provided in the financial statements or notes thereto.

   (B) Reports on Form 8-K:

       None.



   (C) Exhibits:

       See exhibit index following.





                               EXHIBIT INDEX

Exhibit
Number

 3.1  *  Form of Amended and Restated Articles of Incorporation
           (filed as Exhibit 3.1 to Registration Statement on Form S-1 dated July 18, 1985, File No. 2-97949).

 3.2  *  Bylaws, as amended (filed as Exhibit 3.2 to Registration
           Statement on Form S-1 dated July 18, 1985, File No. 2-97949).

 4. * Form of Stock Certificate representing Registrant's Common Stock (filed as Exhibit 4 to Registration Statement on Form S-1 dated July 18, 1985, File No. 2-97949).

10.1  *  Employee Incentive Plan dated September 20, 1982 (filed as Exhibit 10.11 to Registration Statement on Form S-1 dated July 18, 1985, File No.2-97949).

10.2  *  Geodynamics Corporation Incentive Stock Option Plan No.
           3 dated October 1986 (filed as Exhibit 1 to Form 10-Q for the quarter ended November 28, 1986).

10.3  *  Directors' Stock Option Plan dated November 21, 1988 and amended on October 17, 1991 (filed as Exhibit A to the
           Company's definitive Proxy Statement for the 1991 Annual Meeting to Shareholders).

10.4  *  Amendment and Restatement of Geodynamics Corporation
           Profit Sharing Plan and Trust (filed as Exhibit 10.20 to Form 10-K for the year ended May 29, 1987).

10.5  *  Amendment and Restatement of Geodynamics Corporation
           Money Purchase Pension Plan and Trust (filed as Exhibit
           10.21 to Form 10-K for the year ended May 29, 1987).

10.6  *  Amended and Restated Geodynamics Corporation Incentive
           Stock Option Plan No. 3, dated August 20, 1987 (filed as
           Exhibit 1 to Form 10-Q for the quarter ended November 27,
           1987).

10.7  *  Geodynamics Corporation 1990 Nonqualified Stock Option
           Plan dated October 17, 1990 (filed as Exhibit B to the
           Company's definitive Proxy Statement for the 1991 Annual Meeting of Shareholders).

10.8  *  Geodynamics Corporation 1993 Stock Purchase Plan dated
           February 18, 1993	(filed as Exhibit 1 to form 10-Q for the
           quarter ended November 26, 1993).

10.9     Settlement Agreement with Alney A. Baham, dated April 5,
           1995 as amended.

10.10    Agreement with Alney A. Baham, dated April 5, 1995,
           as amended.

10.11    Confirmation agreement with Alney A. Baham dated August 15,
            1995,including stock options.

10.12    Settlement Agreement with Robert L. Paulson, dated
           July 5, 1995.

10.13    Settlement Agreement with William Strong and Mason Hill
           Asset Management,	Inc., dated .

10.14    Employment Agreement with Bruce J. Gordon, dated June 14,
           1995.

10.15    Short-term Stock Purchase Option for 15,000 shares with
           Bruce J. Gordon, dated June 14, 1995.

10.16    Long-term Stock Purchase Option for 15,000 shares with
           Bruce J. Gordon, dated June 14, 1995.

10.17    Long-term Stock Purchase Option for 30,000 shares with
           Bruce J. Gordon, dated June 14, 1995.

10.18    Unfunded Supplemental Employee Retirement Plan between
           Geodynamics and Bruce Gordon, dated June 14, 1995.

10.19    Employee Retention Agreement between Geodynamics and
           Joanne Dunlap, dated August 10, 1995.

10.20    Employee Retention Agreement between Geodynamics and
           Dave Nelson, dated August 10, 1995.

10.21    Employee Retention Agreement between Geodynamics and
           Paul Henrikson, dated August 10, 1995.

10.22    Employee Retention Agreement between Geodynamics and
           Carolyn Mihara, dated August 10, 1995.

10.23    Form of Director's Option Plan.

13.1 **  Report of Arthur Andersen LLP



   * Incorporated herein by references as indicated

  ** Included in Part II, Item 8 of this Form 10-K.







SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					GEODYNAMICS CORPORATION

					by



		Date:   August 31, 1995          	/s/ THOMAS R. LA FEHR
                                    ---------------------

					                               Thomas R. LaFehr
             					                  Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature 		        Title 	                      Date

/s/ THOMAS R. LA FEHR     Chairman of the Board          August 31, 1995
- -------------------------
Thomas R. La Fehr

/s/ BRUCE J. GORDON       President and Chief            August 31, 1995
- ------------------------- Executive Officer
Bruce J. Gordon

/s/ DAVID P. NELSON       Vice President, Chief
- ------------------------- Financial Officer
David P. Nelson           (Principal Financial Officer)  August 31, 1995

/s/ ROBERT G. COOK        Corporate Controller
- ------------------------- (Principal Accounting Officer) August 31, 1995
Robert G. Cook

/s/ MICHAEL E. EDLESON    Director                       August 31, 1995
- -------------------------
Michael E. Edleson

/s/ W. RICHARD ELLIS      Director                       August 31, 1995
- -------------------------
W. Richard Ellis

/s/ DONALD L. HAAS        Director                       August 31, 1995
- -------------------------
Donald L. Haas

/s/ DELBERT H. JACOBS     Director                       August 31, 1995
- -------------------------
Delbert H. Jacobs

/s/ WILL STACKHOUSE       Director                       August 31, 1995
- -------------------------
Will Stackhouse