Form 10-K/A
period 1995-06-02
GEODYNAMICS CORP
filed 1995-10-16
CIK 769409

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                              Washington D.C. 20549
                                   FORM 10-K/A
(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:    June 2, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to

Commission File Number 0-15034

                             GEODYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)
         California                                       95-2502865
(State or other jurisdiction of                        (I.R.S.employer
incorporation or organization)                         identification
number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on September 30, 1995, computed with reference to the final quotation of such stock as reported in the NASDAQ National Market System for September 30, 1995 was $31,036,362 for 2,482,909 shares.

As of the close of business on September 30, 1995, the registrant had outstanding 2,662,414 shares of common stock, without par value.

                             GEODYNAMICS CORPORATION
                             FORM 10-K/A (AMENDMENT)
                             Year Ended June 2, 1995



                                      INDEX


Part III Information:

    Item 10.        Directors and Executive Officers

            Directors Table
            Biographical Data for Directors
            Compensation for Directors

    Item 11.        Executive Compensation

            Summary Compensation Table
            Footnotes to Summary Compensation Table
            Option Grants in Last Fiscal Year
            Option/SAR Exercises and Value Table

    Item 12.      Security Ownership of Certain Beneficial Owners and Management


Signatures

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

         Certain information with respect to the Directors and Executive
                   Officers of the Company is set forth below:

                                 Directors Table
                                                         Date First Became a
Name               Age  Position                      Director of Geodynamics

Michael Edleson    37   Assistant Professor of Business        1995
                        Administration, Harvard University

Bruce Gordon       64   President and CEO                      1995

W. Richard Ellis   68   Consultant, Medical Industry           1978

Donald L. Haas     70   Vice President, Perkin-Elmer           1990
                        Corporation (Retired)

Delbert H. Jacobs  63   Vice President, Northrop Corporation   1987

Thomas R. LaFehr   61   Chairman of the Board                  1994

Will Stackhouse    52   Colonel (USAF, Retired);               1995
                        Independent Consultant


Biographical Data for Directors

Michael E. Edleson
Dr. Edleson has served as a Director since February 16, 1995. He is Assistant Professor of Business Administration at the Harvard Business School. He joined the faculty in 1990 and teaches courses in the finance area. The primary focus of his research and course development work has been in the field of investments, with emphasis on managing value in corporate investment decisions and determining the value of financial investments.

Dr. Edleson graduated with highest honors from the U.S. Military Academy at West Point with a Bachelor of Science in 1979. He received his Master of Science degree in 1986 from the Massachusetts Institute of Technology, his Master of Science Administration degree (with highest honors) from Suffolk University in 1986, and his PhD in economics (field in finance) in 1991 from the Massachusetts Institute of Technology.

W. Richard Ellis
Mr. Ellis has served as a Director since 1978. In 1986, he retired as the Executive Director of Sansum Medical Center, Inc., one of the largest and most highly-regarded specialty clinics on the West Coast. During the last five years he continued to serve the medical industry as an independent consultant. Mr. Ellis also served as the managing partner of Foothill Enterprises, a real estate and investment partnership, and in 1983 he founded United Security Trust and served as its first Board Chairman.

He holds a Bachelor's degree from Phillips University and a Master's degree in Management from the University of Tulsa.

Bruce J. Gordon
Mr. Gordon has served as a Director since February 16, 1995 and was appointed President and CEO on April 19, 1995. He retired in 1992 from Science Applications International (SAIC), an employee-owned engineering firm, where he served as Sector Vice President and General Manager of the Aerospace and Defense Systems Sector. From 1964 to 1981, Mr. Gordon was employed by TRW, in various management and engineering positions, including Manager of the System Design and Integration Operation, specializing in ground systems, mission planning systems, and sensor processing systems.

Prior to his twenty-seven years of industrial experience, Mr. Gordon served six years in the United States Navy as a carrier fighter pilot and six years in the United States Air Force as an Astronautical
Engineer.

Mr. Gordon received his Bachelor of Arts degree in Mathematics from Duke University, his Master of Science degree in Astronautical Engineering from the Air Force Institute of Technology, and is a graduate of the Executive Program, UCLA Graduate School of Business.

Donald L. Haas
Donald L. Haas has served as a Director since 1990.  In February, 1990
Mr. Haas retired as Vice President and General Manager of the Government Systems Sector of the Perkin-Elmer Corporation as well as the former Vice President for Special Programs in charge of the Washington Systems Engineering Office of ESL/TRW Inc., both defense contractors. Prior to joining
TRW, Mr. Haas was Air Force Deputy Undersecretary for Space Systems from 1979 to 1982. Other government positions have included Director of the Strategic Technology Office of the Defense Advanced Research
Projects Agency (DARPA) and Director of the CIA Office of Development and Engineering.

Mr. Haas holds a Bachelor of Science degree in Electrical Engineering from Purdue University and a Master of Science Degree in Electronics and Communication from the Massachusetts Institute of Technology.

Delbert H. Jacobs
Mr. Jacobs has served as a Director since 1987. In 1995, he retired as Vice President, Advanced Design Department for Northrop Aircraft Division of Northrop Corporation until July 1995, where he directed the activities of the advanced aircraft, simulation, operational suitability, and systems analysis design groups. He is also a retired Brigadier General, United States Air Force, (1983). He has been a member of several Defense Science Boards and several Air Force Scientific Advisory Boards. Several medals and national awards have been awarded to Mr. Jacobs including three Distinguished Flying Crosses, the Defense Distinguished Service Medal, nine Air Combat Medals and the Bronze Star.

Mr. Jacobs received a Bachelor of Science degree in Engineering from the United States Military Academy at West Point. He received a Master of Science degree in Aeronautics from the California Institute of Technology, holds a Professional Aeronautical Engineering Degree and was a Distinguished Graduate of the National War College in Washington, D.C.

Thomas R. LaFehr
Dr. LaFehr has served on the Board of Directors since February 16, 1995 and was appointed Chairman of the Board of Geodynamics Corporation on April 19, 1995. From 1987 to 1995 he was President and co-founder of LaFehr and Chan Technologies Inc. (LCT), which is now a wholly owned subsidiary of Geodynamics Corporation. He was a professor of Geophysics at the Colorado School of Mines, and prior to that time, he was President and Chairman of Edcon, Incorporated of Denver, Colorado.

Dr. LaFehr has a Master of Science in Geophysics from Colorado School of Mines and a Ph.D. in Physics from Stanford University. He has authored many technical papers in the area of geophysics.


Will Stackhouse, III
Dr. Will Stackhouse has served as a director since February 16, 1995. He is currently an independent consultant. From 1991 through 1995 he was a member of the Senior Executive Staff in MCI's Strategy and Advanced Technology Group. From 1991 through 1993, Dr. Stackhouse worked at NASA's Jet Propulsion Laboratory (JPL) serving as Assistant for High Leverage Technology, attached to the Director's Office. He is a member of the Board of Directors of the Institute of Electrical and Electronics Engineers (IEEE-USA) and has served as Chairman of several IEEE-USA organizations. He has also served on the Defense Science Board, the Defense Manufacturing Board, as well as serving as Chairman of the National Security Committee and as a member of the Executive Steering Committee.

Dr. Stackhouse holds a Bachelor of Science in Engineering from the U.S. Air Force Academy in Colorado, a Master of Science in Engineering
Mechanics from the University of Michigan and has a Ph.D. in Engineering Design and Bio-Engineering from Oxford University.

Compensation for Directors

All Directors have been granted a Director's stock option in the amount of 18,182 shares at $5.00/share, with the exception of Mr. Gordon, which vest at the rate of 20% per year beginning June 1, 1995 with full vesting at June 1, 1999 assuming continued services as a Director. Mr. Gordon has an option for 14,546 shares which does not vest until he is no longer employed by Geodynamics Corporation. Outside Directors also receive a meeting fee of $500/meeting. All Directors are reimbursed for their expenses.


LATE FILING OF FORMS WITH THE SECURITIES AND EXCHANGE COMMISSION
PURSUANT TO SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934 ("1934
ACT")

Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended June 2, 1995, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

     ITEM 11.      EXECUTIVE COMPENSATION

     Certain information with respect to Executive Compensation is set forth in the following tables:

                              EXECUTIVE COMPENSATION

                                                 Other
                                                 Annual    Options/   All Other
      Name            Year  Salary   Bonus        Comp       SAR       Comp(3)
--------------------- ---- -------- --------- ------------ --------  ----------
Bruce Gordon (1)      1995    9,235 30,000(1)               60,000          923
  President/CEO

Robert Paulson(2)     1995  158,100                 *                    15,810
  Prior President/CEO 1994  164,300                          6,000       16,430
                      1993  161,200               4,800(4)               16,120

David Nelson          1995  111,777 22,994(5)               10,000       11,177
  VP Finance          1994  112,199  6,000(8)                5,000       11,211
                      1993  109,668                                      10,967

Jack Scherrer         1995  114,700                          5,000       11,470
  General Manager     1994   96,466 31,542(6)(9)             2,500        9,646
  Eastern Division    1993   92,456  8,930(7)                             9,246

A. Ronald Jacobsen    1995  112,211                                      11,221
  General Manager     1994  107,590 22,199(6)(8)                         10,759
  Western Division    1993  111,548  7,804(7)                            11,154

Harry Utter           1995   98,228                                       9,822
  General Manager     1994  100,117  6,000(8)                            10,012
  GSC                 1993   98,228                                       9,823

(1)  Signing Bonus
(2) Mr. Paulson served as President and CEO until April 19, 1995, at which date Mr. Gordon was appointed President and CEO
(3)  Employers Contribution to Money Purchase Pension Plan.
(4)  Leased Automobile
(5)  Relocation expense reimbursement for Nelson $22,994
(6) Includes CFY94 accrued vacation cashout of $16,199 for Jacobsen and $2,496 for Scherrer
(7) Includes CFY93 accrued vacation cashout of $8,930 for Scherrer and $7,804 for Jacobsen
(8) Includes bonuses in lieu of salary increase as follows; Nelson $6,000/Jacobsen $6,000/Utter $6,000
(9) Includes relocation reimbursement of $15,000 and relocation expenses reimbursement of $14,046

                            OPTION GRANTS IN LAST FISCAL YEAR

     The following table summarizes information relating to Stock Option Grants during CFY95 to the executive officers named in the Summary Compensation Table.

                                                                Potential
                                                             Realizable Value
                                                             at Assumed Annual
                                                            Rates of Stock Price
                    Individual Grants                         Appreciation (1)
----------------------------------------------------------- --------------------
                              Total    Exercise
                    No. of   Options      or
                    Options Employees Base Price  Expiration
     Name           Granted   in 1995  Per Share     Date       5%        10%
-----------------   --------  -------  ---------  ---------  --------   --------
Bruce J. Gordon       15,000              12.00   6/19/2000   $39,900   $170,100
                      15,000               8.00       (2)     $99,900   $230,100
                      30,000              10.00   6/19/2005  $139,800   $400,200

Robert L. Paulson          0      -         -          -        -         -

David P. Nelson        5,000    2.4%       3.50   2/27/2004   $55,800    $99,200
                       5,000    2.4%       3.00   9/19/2004   $58,300   $101,700

Jack F. Scherrer       5,000    2.4%       3.00   9/19/2004   $58,300   $101,700

Ronald Jacobsen            0      -         -          -        -         -

Harry W. Utter         2,500    1.2%       3.00   9/19/2004   $29,150    $50,850


(1) "Potential realizable value" is disclosed to SEC rules which require such disclosure for illustration only. The values disclosed are no tintended to be, and should not be interpreted by stockholders as representations or projections of future value of the Company's stock or of the stock price. To lend perspective to the illustrative "potential realizable value", we consider that the Company's price increased 5 percent per year for 10 years from the market price at fiscal year end and that it increased 10% for 10 years from the market price at fiscal year end.

(2)  Options expire as follows:
       3,000 shares expire on  1/ 2/96
       3,000 shares expire on  3/31/96
       3,000 shares expire on  6/30/96
       3,000 shares expire on  9/30/96
       3,000 shares expire on 12/31/96

(3) Mr. Gordon was also granted a Director's Stock Option in the amount of 14,546 shares; however vesting does not occur while Mr. Gordon is employed by Geodynamics.

     TEN-YEAR OPTION/SAR REPRICING

     There have been no options or stock appreciation right repricings during the last 10 years for the Chief Executive Officers or for any of the other four most highly compensated officers of the
Company as reflected in the following Ten-Year Option/SAR Repricing table.
                                                                                         Length of
                                                                                      original option
                             Number of    Market Price of Exercise price              term remaining
                            options/SARs   stock at time   at time of                   at date of
                            repriced or    repricing or    repricing or   New exercise repricing or
   Name               Date    amended      amendment($)    amendment($)     price(s)     amendment
-------------------- ------ ------------- --------------- -------------- ------------- --------------
Bruce J. Gordon
Robert L. Paulson
David P. Nelson
Jack F. Scherrer
A. Ronald Jacobsen
Harry W. Utter

     Aggregated Option/SAR Exercises

     The following table shows the number of shares and the net value realized from exercising stock options during CFY95 for the Chief Executive Officers and the four most highly compensated executive officers of the company as of the end of the fiscal year.
                                 Value Realized     Total Number         Value of Unexercised
                   Shares         (Market price    Unexercised Options    in the Money Option
                   Acquired       @ Exercise less    Held at FY-End         at FY-End ($)
     Name          on Exercise   Exercise Price)    Vested  Unvested      Vested   Unvested
------------------ ------------ -----------------  --------- --------    -------- -------------
Bruce J. Gordon          0                      0     15,000   45,000           0    $15,000
Robert L. Paulson        0                      0              15,000           0   $105,000
David P. Nelson          0                      0     21,000   14,000     $32,500    $55,000
Jack F. Scherrer     3,200                 $8,120     10,151        0     $15,000          0
A. Ronald Jacobsen       0                      0      9,651    5,500     $15,000    $28,500
Harry W. Utter           0                      0      3,500   35,000     $12,000    $16,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information as of July 31, 1995 with respect to Common Stock of the Company owned by each person who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, by each Director of the Company, and by all Executive Officers and Directors as a group.

Names and Addresses                     Number of Shares (1)  Percent of Class
Directors

Michael E. Edleson............................         5,636         *
   64 McClean Street
   Wellesley, MA.  02181

W. Richard Ellis..............................        11,136         *
   20831 Stonegate Drive
   Sun City, AZ.  85375

Bruce J. Gordon...............................        17,000         *
   P.O. Box 3644
   Rancho Santa Fe, CA.  90267

Donald L. Haas................................        10,636         *
   1305 Carpers Farm Way
   Vienna, VA.  22182

Delbert H. Jacobs.............................        17,136         *
   1963 San Sebastian
   Oxnard, CA.  93035

Thomas R. LaFehr..............................       139,166        5.2%
   LCT, Inc.
   1155 Dairy Ashford Road, Suite 306

Will Stackhouse III...........................         3,636         *
   1123 Stanford Avenue
   Redondo Beach, CA  90278

All Directors and Executive Officers as a group (2)  355,672       13.4%

Names and Addresses                     Number of Shares (1)   Percent of Class
Beneficial Owners of 5% or greater

William Strong (3)....................       227,940             8.6%
   Mason Hill Asset Management Inc.
   477 Madison Avenue, 8th Floor
   New York, NY 10022

Jeffrey Neuman (3)....................       233,700             8.8%
   Tudor Trust
   233 South Beverly Drive
   Beverly Hills, CA.  90212


(1) Unless otherwise indicated, each individual holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the indicated shares.
(2) Includes 117,667 options exercisable in next 60 days.
(3) According to schedule 13D.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEODYNAMICS CORPORATION
                                    by

Date:   October 13, 1995            /s/ THOMAS R. LA FEHR
                                    Thomas R. LaFehr
                                    Chairman of the Board

Pursuant  to the requirements of the Securities Exchange Act of   1934,
this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES

Signature                      Title                          Date
----------------------------   ----------------------------   ----------------
/s/ THOMAS R. LA FEHR          Chairman of the Board          October 13, 1995
    Thomas R. LaFehr

/s/ BRUCE J. GORDON            President and Chief            October 13, 1995
    Bruce J. Gordon            Executive Officer

/s/ DAVID P. NELSON            Vice President, Chief          October 13, 1995
    David P. Nelson            Financial Officer
                               (Principal Financial Officer)

/s/ ROBERT G. COOK             Corporate Controller           October 13, 1995
    Robert G. Cook             (Principal Accounting Officer)