Form 10-Q
period 1995-09-01
GEODYNAMICS CORP
filed 1995-10-16
CIK 769409

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: September 1, 1995

                                      or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    	EXCHANGE ACT OF 1934

For the Transition Period From _______________ to ______________

                       Commission File Number:  0-15034



                           GEODYNAMICS CORPORATION
           (Exact name of registrant as specified in its charter)

           California                    		                   95-2502865
---------------------------------                       ----------------------
  (State or other jurisdiction			         		    			        (I.R.S. employer
of incorporation or organization)				 			               identification number)

         21171 Western Avenue, Suite 110, Torrance, California 90501
         -----------------------------------------------------------
                   (Address of principal executive office)

                               (310) 782-7277
             ---------------------------------------------------
             (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X    No
                              -------    -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



     Class                      				  			 Outstanding as of September 30, 1995
---------------                           ------------------------------------
 Common Stock				                      		    		         2,662,414





                    This document is comprised of 11 pages.



                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q

                              September 1, 1995

                                    INDEX


Part I:	FINANCIAL INFORMATION

	   Item 1:	Financial Statements

        				Condensed Consolidated Balance Sheets as of September 1, 1995
               (unaudited) and June 2, 1995

        				Condensed Consolidated Statements of Income (unaudited) for the three months ended September 1, 1995 and September 2, 1994

     							Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 1, 1995 and September 2, 1994

				Item 2:	Management's Discussion and Analysis of Financial Condition and
            Results of Operations


Part II:	OTHER INFORMATION

  		Item 6:	Exhibits and Reports on Form 8-K

  		Signatures


Part I.   Financial Information


                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                	 September 1,       June 2,
                                                      1995 	          1995
                                               -----------------  ------------
                                                 	(Unaudited)
ASSETS
Current Assets
   Cash 	                                             $2,723,000  		$2,310,000
   Short-term investments 	                            3,676,000  		 5,862,000
   Receivables:
     Billed 	                                         14,131,000  		12,614,000
     Unbilled 	                                        1,656,000   		1,910,000
   Prepaid expenses and other 	                        1,156,000   		1,354,000
                                                     -----------   -----------
     Total current assets 	                           23,342,000  		24,050,000
                                                     -----------   -----------
Equipment and Leasehold Improvements, at cost
   Equipment and leasehold improvements 	             28,403,000  		28,098,000
   Less accumulated depreciation and amortization 	  (17,091,000)		(16,615,000)
                                                     -----------   -----------
      Net equipment and leasehold improvements 	      11,312,000  		11,483,000
                                                     -----------   -----------
Other Assets
   Noncurrent unbilled contract receivables 	            920,000     		920,000
   Investments                                        	1,277,000   		1,277,000
   Goodwill, net of amortization of $94,000 at
     September 1, 1995 and $75,000 at June 2, 1995     1,406,000   		1,425,000
   Intangible assets, net of amortization of
     $992,000 at September 1, 1995 and $916,000 at
     June 2, 1995                                     	1,004,000 		  1,080,000
   Other assets                                         	314,000     		405,000
                                                     -----------   -----------
      Total other assets                              	4,921,000   		5,107,000
                                                     -----------   -----------

	                                                   	$39,575,000  	$40,640,000
                                                     ===========   ===========

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
   Accounts payable                                  	$1,385,000  		$2,907,000
   Accrued expenses 	                                  3,396,000   		3,229,000
   Line of credit 	                                      597,000   	  	747,000
   Other current liabilities 	                         1,306,000   		1,429,000
                                                     -----------   -----------
      Total current liabilities 	                      6,684,000   		8,312,000
                                                     -----------   -----------
Long-Term Liabilities
   Long-term debt, net of current portion               	150,000     		163,000
   Other liabilities 	                                 1,705,000   		1,709,000
                                                     -----------   -----------
      Total long-term liabilities                     	1,855,000   		1,872,000
                                                     -----------   -----------
Shareholders' Equity
   Common stock, without par value:
      Authorized - 10,000,000 shares
      Outstanding - 2,648,000 at September 1, 1995
          and 2,605,000 shares at June 2, 1995       	12,148,000  		11,910,000
   Retained earnings 	                                18,893,000 	 	18,542,000
   Foreign currency translation 	                         (5,000)    	  	4,000
                                                     -----------   -----------
         Total shareholders' equity                  	31,036,000  		30,456,000
                                                     -----------   -----------

                                                    	$39,575,000 		$40,640,000
                                                     ===========   ===========




 The accompanying notes are an integral part of these consolidated statements.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 	For the Three Months Ended:
                                                  ----------------------------
 	                                                September 1,    September 2,
                                                      1995 	 	        1994
                                                  ------------    ------------
REVENUES 	                                         $15,998,000  	 	$13,144,000
COSTS AND EXPENSES 	                                15,178,000   	 	12,332,000
                                                   -----------     -----------
     Income from operations 	                          820,000    	   	812,000
                                                   -----------     -----------
OTHER INCOME / (EXPENSE):
     Interest income 	                                  67,000       	 	69,000
     Interest expense                                 	(23,000)     	 	(22,000)
                                                   -----------     -----------
         Net other 	                                    44,000       	 	47,000
                                                   -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES              	864,000      	 	859,000

PROVISION FOR TAXES 	                                  333,000  	 	    331,000
                                                   -----------     -----------

NET INCOME 	                                          $531,000     	 	$528,000
                                                   ===========     ===========

EARNINGS PER COMMON SHARE 	                              $0.18        	 	$0.21
                                                   ===========     ===========

Weighted average number of common shares
   outstanding (Note 3)                             	2,875,000    	 	2,513,000
                                                   ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.


                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                  	For the Three Months Ended:
                                                   ---------------------------
               	                                   September 1,  	September 2,
                                                       1995           1994
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income            	                                $531,000    	 	$528,000
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation and amortization 	                      775,000     	 	643,000
   Deferred income taxes 	                              139,000    	 	(167,000)
   Nonqualified stock options, charged to
      operations 	                                       16,000       		18,000
(Increase) decrease in:
   Contract receivables                             	(1,409,000)  	 	2,025,000
   Prepaid expenses and other                           	63,000     	 	294,000
   Other noncurrent assets                              	82,000     	 	102,000
Increase (decrease) in:
   Accounts payable                                 	(1,522,000)   	 	(451,000)
   Accrued expenses 	                                   167,000    	 	(109,000)
   Other current liabilities 	                           23,000     	 	116,000
   Other liabilities 	                                  (15,000)   	   	47,000
                                                     ----------     ----------
Net cash provided by (used in) operating activities 	(1,150,000)  	 	3,046,000
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments 	                     -----  	 	(2,000,000)
Sales of short-term investments                      	2,186,000   	 	2,445,000
Purchase of LCT, net of acquired cash of $1,319,000 	     -----  	 	(1,419,000)
Employee loans, net 	                                    16,000      	 	12,000
Purchases of property and equipment 	                  (509,000)   	 	(130,000)
                                                     ----------     ----------
Net cash provided by (used in) investing activities 	 1,693,000  	 	(1,092,000)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit 	                         (150,000)  	     	-----
Proceeds from exercise of common stock options and
   tax benefits related to stock options 	              191,000     	 	 36,000
Repurchases of common stock                            	(13,000)      	 	-----
Cash dividends paid                                   	(180,000)   	 	(179,000)
Foreign currency translation 	                           (9,000)       	(5,000)
Long term subordinated debt 	                           (13,000)  	  	(584,000)
Payments on notes receivable from sale of stock 	          ----   	     	3,000
Proceeds from employee stock purchase plan 	             44,000  	     	58,000
                                                     ----------     ----------
   Net cash used in financing activities 	             (130,000) 	   	(671,000)
                                                     ----------     ----------

Net increase in cash                                   	413,000   	 	1,283,000
Cash at beginning of period 	                         2,310,000   	 	1,237,000
                                                     ----------     ----------
Cash at end of period 	                              $2,723,000  	 	$2,520,000
                                                     ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period - income taxes 	           $150,000     	 	$33,000
Cash paid during the period - interest 	                $23,000  	    	$30,000





 The accompanying notes are an integral part of these consolidated statements.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto for the year ended June 2, 1995 included in the 1995 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheets at June 2, 1995 have been taken from the audited financial statements at that date and condensed. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Note 2 - Investments

The Company's short-term investments are stated at market, which equals cost, and consist of money market funds.

Note 3 - Earnings Per Common Share

The following schedule summarizes the information used to compute earnings per common share. Fully diluted earnings per share did not vary significantly from primary earnings per share.

                                                     	Three Months Ended:
                                                  ----------------------------
                                      	           September 1, 	 	September 2,
                                                      1995            1994
                                                  ------------    ------------
Net income 	                                         $531,000   	    $528,000
                                                    =========       =========

Weighted average common shares outstanding 	        2,624,000    	 	2,479,000
Dilutive effect of stock options 	                    251,000       	 	34,000
                                                    ---------       ---------
Weighted average shares used to compute earnings
   to compute earnings per common share             2,875,000   	 	 2,513,000
                                                    =========       =========


                   GEODYNAMICS CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal year 1996 rose to $16.0 million, representing a 21.7% increase from the $13.1 million reported in the corresponding fiscal year 1995 period. The increase was primarily due to a net increase of approximately $500,000 from marine and airborne survey activities in the Company's LCT subsidiary, and approximately $2.3 million from new DoD-related initiatives.

Costs and expenses increased $2.9 million, or 23.1%, to $15.2 million from $12.3 million in the first quarter of fiscal 1995. This resulted in a decrease in the operating margin to 5.1% in the current quarter from 6.2% in the first quarter of fiscal 1995. The decline in operating margin was primarily the result of the termination for convenience of a program at less than the anticipated margin, a decision to delay recognition of royalty income under one contract until the royalties are received, and costs related to the possible sale of the Company.

Although net income was slightly higher than in the comparative quarter of a year ago, earnings per share declined from $0.21 to $0.18. This decline is attributable to a higher weighted average number of shares outstanding in fiscal 1996, plus an increase in the dilutive effect of stock options due to higher market prices per share in the current quarter (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

Cash and short-term investments decreased to $6.4 million at September 1, 1995 from $8.2 million at June 2, 1995. The decrease is due in large part to uncollected contract receivables; contract receivables increased to $16.0 million from $14.5 million at June 2, 1995. In addition, accounts payable decreased substantially from $2.9 million at June 2, 1995 to $1.4 million at the end of the current quarter.

Accounts receivable aging at September 1, 1995 was 96 days, increasing from 93 days at June 2, 1995. The balance sheet remains strong, with working capital up approximately $1.0 million to a total of $16.7 million and a current ratio of 3.5 to 1 at September 1, 1995, compared with 2.9 to 1 at June 2, 1995.
The Company maintains an $8.0 million line of credit with a bank; at September 1, 1995, borrowings were $597,000 under this line, down from $747,000 at June 2, 1995. Borrowings under the line of credit, which are guaranteed by the parent company, were to provide working capital for the Company's LCT subsidiary.


GEODYNAMICS CORPORATION AND SUBSIDIARIES

Part II.  Other Information

   	Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

   	Item 6.	Exhibits and reports on Form 8-K

        				(a)  Exhibits

        				     None.

        				(b)  Reports on Form 8-K

        				     None.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       			GEODYNAMICS CORPORATION


DATE: October 13, 1995   	By:	/s/ David P. Nelson
                              ------------------------------------------------
                          				David P. Nelson, Vice-President, Chief Financial
                                 Officer, and duly authorized to sign on behalf
                                 of registrant


DATE:	October 13, 1995   	By:	/s/ Robert G. Cook
                              ------------------------------------------------
                          				Robert G. Cook, Corporate Controller and Chief
                                  Accounting Officer