Form 10-Q
period 1995-12-01
GEODYNAMICS CORP
filed 1996-01-16
CIK 769409

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended: December 1, 1995

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From _______________ to ______________

                       Commission File Number:  0-15034

                            GEODYNAMICS CORPORATION
            ------------------------------------------------------
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

                            Yes    X    No
                                ------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                       Outstanding as of December 31, 1995
    ------------                    -----------------------------------
    Common Stock                                2,704,170

                    This document is comprised of 11 pages.

                    GEODYNAMICS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                               December 1, 1995


                                     INDEX




                                                                         Page
Part I:  FINANCIAL INFORMATION

     Item 1:	Financial Statements

        Condensed Consolidated Balance Sheets as of December 1, 1995
             (unaudited) and June 2, 1995                                  3

        Condensed Consolidated Statements of Income (unaudited)
             for the three and six months ended December 1, 1995 and
             December 2, 1994                                              4

        Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six months ended December 1, 1995 and December 2,
             1994                                                          5

        Notes to Condensed Consolidated Financial Statements               6



     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

Part II:	OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K                            10

              Signatures                                                  11

Part I.  Financial Information


                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   December 1,      June 2,
                                                      1995           1995
                                                   -----------    -----------
                                                   (Unaudited)

ASSETS
Current Assets
  Cash                                             $ 2,866,000    $ 2,310,000
  Short-term investments                             3,970,000      5,862,000
  Contract receivables:
    Billed                                          12,419,000     12,614,000
    Unbilled                                         2,700,000      1,910,000
  Prepaid expenses and others                        1,934,000      1,354,000
                                                   -----------    -----------
    Total current assets                            23,889,000     24,050,000
                                                   -----------    -----------
Equipment and Leasehold Improvements, at cost
  Equipment and leasehold improvements              28,421,000     28,098,000
  Less accumulated depreciation and amortization   (17,300,000)   (16,615,000)
                                                   -----------    -----------
    Net equipment and leasehold improvements        11,121,000     11,483,000
                                                   -----------    -----------
Other Assets
  Noncurrent unbilled contract receivables             920,000        920,000
  Investments                                        1,295,000      1,277,000
  Goodwill, net of amortization of $113,000 at
    December 1, 1995 and $75,000 at June 2, 1995     1,387,000      1,425,000
  Intangible assets, net of amortization of
    $1,070,000 at December 1, 1995 and $916,000
    at June 2, 1995                                    926,000      1,080,000
  Other assets                                         299,000        405,000
                                                   -----------    -----------
    Total other assets                               4,827,000      5,107,000
                                                   -----------    -----------
                                                   $39,837,000    $40,640,000
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 1,441,000    $ 2,907,000
  Accrued expenses                                   3,581,000      3,229,000
  Line of credit                                       647,000        747,000
  Other current liabilities                            650,000      1,429,000
                                                   -----------    -----------
    Total current liabilities                        6,319,000      8,312,000
                                                   -----------    -----------

Long-term liabilities
  Long-term debt, net of current portion               138,000        163,000
  Other liabilities                                  1,696,000      1,709,000
                                                   -----------    -----------
    Total long-term liabilities                      1,834,000      1,872,000
                                                   -----------    -----------
Shareholders' Equity
  Common stock, without par value
    Authorized - 10,000,000 shares
    Outstanding - 2,699,000 at December 1, 1995
      and 2,605,000 shares at June 2, 1995          12,552,000     11,910,000
  Retained earnings                                 19,143,000     18,542,000
  Foreign currency translation                         (11,000)         4,000
                                                   -----------    -----------
    Total shareholders' equity                      31,684,000     30,456,000
                                                   -----------    -----------
                                                   $39,837,000    $40,640,000
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                      For the Three Months Ended    For the Six Months Ended
                      --------------------------   --------------------------
                      December 1,    December 2,   December 1,    December 2,
                         1995           1994          1995           1994
                      -----------    -----------   -----------    -----------
Revenues              $16,055,000    $14,619,000   $32,053,000    $27,763,000
Costs and Expenses     15,405,000     13,763,000    30,583,000     26,095,000
                      -----------    -----------   -----------    -----------
  Income from
    Operations            650,000        856,000     1,470,000      1,668,000
                      -----------    -----------   -----------    -----------

Other Income/(Expense)
  Interest income          92,000        103,000       159,000        172,000
  Interest expense        (27,000)       (22,000)      (50,000)       (44,000)
                      -----------    -----------   -----------    -----------
    Net other              65,000         81,000       109,000        128,000
                      -----------    -----------   -----------    -----------
Income before
  Provision for
  Income Taxes            715,000        937,000     1,579,000      1,796,000

Provision for Income
  Taxes                   275,000        360,000       608,000        691,000
                      -----------    -----------   -----------    -----------
Net Income            $   440,000    $   577,000   $   971,000    $ 1,105,000
                      ===========    ===========   ===========    ===========

Earnings per Common
  Share               $      0.15    $      0.22   $      0.33    $      0.43
                      ===========    ===========   ===========    ===========

Weighted average
  number of common
  shares outstanding
  (Note 3)              2,947,000      2,632,000     2,905,000      2,571,000
                      ===========    ===========   ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the Six Months Ended
                                                     ------------------------
                                                     December 1,  December 2,
                                                        1995         1994
                                                     -----------  -----------
Cash Flows from Operating Activities
Net income                                           $   971,000   $1,105,000
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                        1,523,000    1,368,000
  Loss on retirement of capital assets                        --        1,000
  Nonqualified stock options, charged to
    operations                                            32,000       35,000
  Deferred income taxes                                   14,000           --
  (Increase) decrease in:
    Contract receivables                              (1,222,000)     783,000
    Refundable income taxes                             (160,000)          --
    Prepaid expenses and other                          (420,000)      60,000
    Other noncurrent assets                               63,000        5,000
  Increase (decrease) in:
    Accounts payable                                  (1,466,000)     211,000
    Accrued expenses                                     352,000     (236,000)
    Other current liabilities                           (152,000)      24,000
    Other liabilities                                    (27,000)    (283,000)
                                                      ----------   ----------
  Net cash provided by (used in) operating
    activities                                          (492,000)   3,073,000
                                                      ----------   ----------
Cash Flows from Investing Activities:
Purchases of short-term investments                   (3,608,000)  (2,071,000)
Sales of short-term investments                        5,500,000    2,445,000
Purchase of LCT, net of acquired cash of $1,319,000           --   (1,419,000)
Employee loans, net                                       25,000       43,000
Purchases of property and equipment                     (969,000)    (836,000)
                                                      ----------   ----------
  Net cash provided by (used in) investing
    activities                                           948,000   (1,838,000)
                                                      ----------   ----------
Cash Flows from Financing Activities:
Line of credit repayments                               (150,000)          --
Line of credit borrowings                                 50,000      185,000
Proceeds from exercise of common stock options and
  tax benefits related to stock options                  546,000      102,000
Repurchases of common stock                              (14,000)    (103,000)
Cash dividends paid                                     (370,000)    (359,000)
Foreign currency translation                             (15,000)      (3,000)
Long-term subordinated debt                              (25,000)    (389,000)
Payments on notes receivable from sale of stock               --        3,000
Proceeds from employee stock purchase plan                78,000      108,000
                                                      ----------   ----------
  Net cash provided by (used in) financing
    activities                                           100,000     (456,000)
                                                      ----------   ----------

Net increase in cash                                     556,000      779,000
Cash at beginning of period                            2,310,000    1,237,000
                                                      ----------   ----------
Cash at end of period                                 $2,866,000   $2,016,000
                                                      ==========   ==========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period - income taxes            $  857,000   $  379,000
Cash paid during the period - interest                $   50,000   $   44,000

 The accompanying notes are an integral part of these consolidated statements.

                                   -5-

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Accounting Policies

	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and
Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  For further information, refer to the financial statements and notes thereto for the year ended June 2, 1995 included in the Company's 1995 Annual Report on Form 10-K.
The Condensed Consolidated Balance Sheets at June 2, 1995 have been taken from the audited financial statements at that date and condensed.


Note 2 - Investments

	The Company's short-term investments are stated at market, which equals cost, and consist of money market funds.


Note 3 - Earnings Per Common Share

	The following schedule summarizes the information used to compute earnings per common share. Fully diluted earnings per share did not vary significantly from primary earnings per share.

                            Three Months Ended:         Six Months Ended:
                          ------------------------   ------------------------
                          December 1,  December 2,   December 1,  December 2,
                             1995         1994          1995         1994
                          -----------  -----------   -----------  -----------

Net income                   $440,000     $577,000      $971,000   $1,105,000
                          ===========  ===========   ===========  ===========
Weighted average common
 shares outstanding         2,668,000    2,571,000     2,646,000    2,519,000

Dilutive effect of stock
 options                      279,000       61,000       259,000       52,000
                          -----------  -----------   -----------  -----------
Weighted average shares
 used to compute earnings
 per common share           2,947,000    2,632,000     2,905,000    2,571,000
                          ===========  ===========   ===========  ===========

Note 4 - Material Transaction

   On October 18, 1995, the Company announced that a definitive agreement had been reached with Logicon, Inc. ("Logicon") concerning the acquisition of the Company's DoD-related business and would result in the divestiture of the Company's remaining assets, its interest in its LaFehr & Chan Technologies, Inc. ("LCT") subsidiary, either through a spin-off to the Company's shareholders, through sale of the stock or assets or a combination thereof.
   The transaction would result in the payment to Company shareholders of an estimated $11.08 to $11.25 per share, depending upon the amount of certain transaction expenses, on a fully diluted basis in cash, plus a pro rata distribution of shares in LCT, or an estimated range of $12.08 to $12.25 if a sale of LCT occurs. LCT would, in conjunction with the issuance of the LCT stock in a spin-off, apply for inclusion for trading on the NASDAQ SmallCap Market, or distribute the sales proceeds of a divestiture of the Company's interest in LCT.
    The transaction is subject to Geodynamics' shareholder approval and is conditional on the successful divestiture of LCT. Prior to the effective date of the proxy statement, the Company intends to continue in its efforts to dispose of its interest in LCT, and, if successful, will distribute the proceeds to Company shareholders in lieu of LCT shares.
    A proxy statement has been submitted to the Securities and Exchange Commission for comment. The shareholder's meeting to vote on the proposed transaction is expected to occur in early March 1996 and the closing before the end of March 1996.

                  GEODYNAMICS CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues were $16.1 million and $32.1 million in the three and six months ended December 1, 1995, respectively, an increase of 9.8% and 15.5%, respectively, over the $14.6 million and $27.8 million in the corresponding fiscal 1995 periods. These increases were attributable to higher marine and airborne survey activity for the LCT subsidiary, and a DoD contract with a higher volume of equipment purchases in the first half of fiscal 1996.

Costs and expenses were $15.4 million and $30.6 million in the three and six months ended December 1, 1995, respectively, reflecting a decline in consolidated profit margins from 6.0% through six months of 1995 to 4.6% through the same period in fiscal 1996. This decline in profit margins is primarily attributable to expenses related to the planned divestiture of LCT and the proposed merger into Logicon, Inc. (see Note 4 in Notes to Condensed Consolidated Financial Statements and "Material Transaction" below).

Earnings per share were $0.15 and $0.33 for the three and six months ended December 1, 1995, declining from $0.22 and $0.43 in the comparable periods ended December 2, 1994. The declines are attributable to lower profit margins (see above) and a higher weighted average number of shares outstanding in fiscal 1996, plus an increase in the dilutive effect of stock options due to higher market prices per share in the current quarter (see Note 3 in Notes to Condensed Consolidated Financial Statements).


CAPITAL RESOURCES AND LIQUIDITY

Cash and short-term investments decreased to $6.8 million at December 1, 1995 from $8.2 million at June 2, 1995. The decrease is due in large part to a decrease in accounts payable from $2.9 million at June 2, 1995 to $1.4 million at the end of the current quarter. In addition, outstanding contract receivables increased to $15.1 million from $14.5 million at June 2, 1995.

Accounts receivable aging at December 1, 1995 was 91 days, decreasing slightly from 93 days at June 2, 1995. The balance sheet remains strong, with working capital up approximately $1.8 million to a total of $17.6 million and a current ratio of 3.8 to 1 at December 1, 1995, compared with
2.9 to 1 at June 2, 1995. The Company maintains an $8.0 million line of credit with a bank; at December 1, 1995, borrowings were $647,000 under this line, down from $747,000 at June 2, 1995. Borrowings under the line of credit, which are guaranteed by the parent company, were to provide working capital for the Company's LaFehr & Chan Technologies, Inc. ("LCT") subsidiary.

MATERIAL TRANSACTION

As discussed in the Notes to the Consolidated Financial Statements, the Company reached a definitive agreement with Logicon, Inc. ("Logicon") in which the Company's DoD business would be acquired by Logicon. The agreement, announced on October 18, 1995, is subject to approval by Geodynamics shareholders, and is expected to be voted on in early March of 1996. If approved, the agreement calls for the payment of an estimated
$11.08 - $11.25 per share, depending upon the amount of certain transaction expenses, to holders of Geodynamics stock, plus a pro rata distribution of shares in the Company's wholly-owned subsidiary LCT, if a spin-off as a separate, publically-traded company in conjunction with the merger occurs, or an estimated range of $12.08 to $12.25 per share in the event of a sale of LCT, in which there would be a distribution of the sale proceeds. The spin off would occur if the Company is unable to otherwise dispose of LCT, which will not be included as part of the business acquired by Logicon. The Company intends to continue to attempt to dispose of its interest in LCT until the effective date of the proxy statement, and, if successful, will distribute the proceeds to Geodynamics shareholders in lieu of LCT shares.

                   GEODYNAMICS CORPORATION AND SUBSIDIARIES

Part II. Other Information

  Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

  Item 6. Exhibits and reports on Form 8-K

          (a) Exhibits

              None.

          (b) Reports on Form 8-K

                    Date                         Item Reported
              ----------------        -----------------------------------
              October 18, 1995        Item 5 - Logicon Merger Agreement

              October 18, 1995        Item 5 - LCT Agreement

              October 18, 1995        Item 5 - LCT Agreement w/Attachment

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             GEODYNAMICS CORPORATION


DATE: January 15, 1996       By: /s/ David P. Nelson
                                 -----------------------------------------
                                 David P. Nelson, Vice-President, Chief
                                    Financial Officer, and duly authorized
                                    to sign on behalf of registrant


DATE: January 15, 1996       By: /s/ Robert G. Cook
                                 -----------------------------------------
                                 Robert G. Cook, Corporate Controller and
                                    Chief Accounting Officer